Form 10-Q
period 2013-05-31
Ample-Tee, Inc.
filed 2013-07-15
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA			27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada, 89703-4934
(Address of principal executive offices) (Zip Code)

Telephone: (775) 882-1013
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                              Yes[X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as May 31, 2013 was 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

May 31, 2013

(Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	May 31, 2013	August 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$77	$152
TOTAL CURRENT ASSETS	77	152
TOTAL ASSETS	$77	$152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,625	$7,025
Due to related party	2,197	2,932
TOTAL CURRENT LIABILITIES	18,822	9,957

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 10,000,000 shares common stock
At May 31, 2013 and August 31, 2012	10,000	10,000
Subscription receivable	(2,500)	(2,500)
Deficit accumulated during the development stage	(26,245)	(17,305)
TOTAL STOCKHOLDERS' DEFICIT	(18,745)	(9,805)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$152

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(January 5, 2011) to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
REVENUES

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	75	-	2,590	1,146	7,057
Professional fees	1,500	1,925	6,350	11,338	19,188
Total expenses	(1,575)	(1,925)	(8,940)	(12,483)	(26,245)

NET LOSS	$(1,575)	$(1,925)	$(8,940)	$(12,483)	$(26,245)

BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$10,000,000	$10,000,000	10,000,000	6,970,803

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 5, 2011) to May 31, 2013
(Unaudited)
				Deficit
	Common Stock			accumulated
			Share	during the
	Number of		Subscription	development
	shares	Amount	Receivable	stage	Total

Inception (January 5, 2011)	-	$-	$-	$-	$-

Net loss	-	-	-	(3,257)	(3,257)

Balance, August 31, 2011	-	-	-	(3,257)	(3,257)

Common Stock issued for cash
at $0.001 per share Nov 23, 2011	10,000,000	10,000	(2,500)	-	7,500

Net Loss				(14,048)	(14,048)

Balance, August 31, 2012	10,000,000	10,000	(2,500)	(17,305)	(9,805)

Net Loss	-	-	-	(8,940)	(8,940)

Balance, May 31, 2013	10,000,000	$10,000	$(2,500)	$(26,245)	$(18,745)

The accompanying notes are an integral part of these condensed financial statements

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
			Cumulative
			results from
	Nine months	Nine months	January 5, 2011
	ended	ended	(inception date) to
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,940)	$(12,483)	$(26,245)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	9,600	4,695	16,625
NET CASH USED IN OPERATING ACTIVITIES	660	(7,788)	(9,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	7,500	7,500
Due to related party	(735)	440	2,197
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
	(735)	7,940	9,697

NET INCREASE (DECREASE) IN CASH	(75)	152	77

CASH, BEGINNING OF PERIOD	152	-	-

CASH, END OF PERIOD	$77	$152	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$-	$2,500	$2,500
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements included in Form S-1/A.  The results of operations for the periods ended May 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of May 31, 2013 and August 31, 2012 the Company had no cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

AMPLE-TEE, INC.
(A Development Stage Company)

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2013 and August 31, 2012 the Company received advances from a Director in the amount of $2,197 and $2,932, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 2.

MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The Company

Ample-Tee is an ergonomic product business that intends to focus on selling hard-to-find ergonomic products for the physically disabled to both the local community and through an online website. We are considered a development stage company.  We currently have no product, but we intend to identify and distinguish ourselves by selling niche products that solve ergonomic problems for the physically disabled as they ever increasingly become more active in both the workplace and in recreationally activities.

Plan of Operation

We have not earned any revenues from our incorporation on January 5, 2011 to May 31, 2013.  We do not anticipate earning revenues unless fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended May 31, 2013 we had $77 of cash on hand. We incurred operating expenses in the amount of $26,245 for the period from our inception on January 5, 2011 to May 31, 2013 and $8,940 and $1,575 for the nine and three month periods ended May 31, 2013, respectively.

We have not attained profitable operations and are dependent upon obtaining financing to our proposed business of on-line ergonomic product retailer. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 5,000,000 of or our common stock for sale to the public.  Our registration statement became effective on March 13, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

There is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash to be used to implement our business plan at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We are highly dependent upon the success of the anticipated offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company.

If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

During the next 12 months, Ample-Tee, Inc. intends on sourcing the products and setting up its website and begins to market and sell the Ample-Tee product ergonomic product line to home, small and large businesses and government agencies. We have not yet commenced any sales or marketing activities.

Over the 12 month period starting upon the effective date of our registration statement, March 13, 2013, our company must raise capital to introduce its planned products and start sales.  We intend to market our services on the Internet.  We have three planned phases to our operations over the next twelve months.  The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below.

The first phase of our planned operations will be to source out potential suppliers and to establish a line of products. We will secure the services of contractors to develop our logo and develop our website.  Estimated cost of logo design and development of the website is $22,500. The website will be operational within this time period. The Company anticipates the first phase of our planned operations to be completed within 90 days of this offering.

The second phase of our planned operations, we intend to engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking.  This firm will also assist in placing pay-per-click advertising. Estimated annual cost for these services is $75,000. We expect to have the second phase completed within 180 days of this offering.

The third phase of our planned operations will be to launch our website and begin our sales and marketing campaign.  Estimated cost for sales and marketing campaign is $32,000.  We expect to have the third phase completed with 280 days of this offering.  With anticipate generating revenues within twelve months of this offering. Total estimate expenditures for the next twelve months will be $150,000 including expenses of issuance and distribution of $20,500.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Capital Resources

If Ample-Tee is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Ample-Tee having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Ample-Tee is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Ample-Tee cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Ample-Tee common stock would lose all of their investment.

Off Balance Sheet Arrangement

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

 LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on January 01, 2012.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ample-Tee, Inc.

BY:      /s/ Lawrence Chenard

 ----------------------

Lawrence Chenard

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  July 12, 2013