Form 10-K
period 2013-08-31
Ample-Tee, Inc.
filed 2013-12-02
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-179079
AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)
NEVADA		27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(775) 321-8214

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as November 29, 2013 was 10,178,346 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

      Page

                              Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

PART I

ITEM 1: BUSINESS

Business Development

Ample-Tee was incorporated on January 5, 2011 under the laws of the State of Nevada. Mr. Lawrence Chenard has served as President, Chief Executive Officer of our company from January 5, 2011 to the current date. There are no agreements with us pursuant to which Mr. Chenard is to receive from us or provide to us anything of value.

General

We are a development stage company that intends to focus on selling hard-to find ergonomic products for the physically disabled, such as chairs, workstations, back/arm/leg/wrist supports, through our proposed online website. Ample-Tee intends to be a specialty on-line ergonomic product retailer, with our aim to provide quality products to satisfy our customers desire to work and play in a healthy environment that keeps them injury and pain-free.

Ample-Tee intends to focus on selling niche products that solve ergonomic health problems for the physically disabled. The physically disabled are becoming an increasing presence in the workplace and in recreational activities.  By using traditional marketing and sales techniques Ample-Tee will establish a solid base in home, small and larger business communities.  Ample-Tee will take advantage of manufacturers that include drop-shipping; Ample-Tee will have a website that has both an online store and an education section to teach people about ergonomic problems for the physically disabled.

The keys to success will be the Company’s ability to provide specialty products that cannot be found at “large box” retailers such as Staples, Office Max, Costco, Office Depot, Ikea and others. We want niche products that cannot be found at these stores, because we cannot compete with them on price. Additionally, we will provide excellent customer service and build an easy-to-use website that educates our customers and potential customers while selling our products effectively.

Our president and director has invested $7,500 in the Company. Subsequent to year end, the Company has raised $5,350 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we still will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

We have not earned any revenues to date.  Our independent registered public accountant has issued an audit opinion which includes statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood that we may never be able to source the niche ergonomic products that the Company would need to successfully complete its plan of operation and develop and implement the Company’s retail and educational web-site. If our company is not capable of building a market for its proposed products, all funds that we spend on development will be lost.

Plan of Operation

During the next 12 months, Ample-Tee, Inc. intends on sourcing the products and setting up its website and begins to market and sell the Ample-Tee product ergonomic product line to home, small and large businesses and government agencies. We have not yet commenced any sales or marketing activities.

Our registration statement was effective March 13, 2013. Over the 12 month period starting upon the effective date of our registration statement, our company must raise capital to introduce its planned products and start sales.  We intend to market our services on the Internet.  We have three planned phases to our operations over the next twelve months.  The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below.

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

The Company has raised $5,350 in cash to initiate its business plan through the sale of its common stock subsequent to year end.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The office space is provided by the president at no charge.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of August 31, 2013 the Company has issued a total of 10,000,000 shares.  The company has not paid cash dividends and has no outstanding options. On September 13, 2013 the Company issues 178,346 shares at $0.03 for $5,350 in cash.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our August 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2013 Audited Financial Statements - Auditors Report.”

As of August 31, 2013, Ample-Tee had $77 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

The development and marketing of our services will initiate over the next 12 months. Ample-Tee does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended August 31, 2013.  As of the fiscal year ended August 31, 2013 we had $77 of cash on hand in the bank. We incurred operating expenses in the amount of $12,715 in the fiscal year ended August 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $30,020.

Ample-Tee has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $150,000 over the next twelve months. The officer and director, Lawrence Chenard has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLE-TEE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2013

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ample-Tee
Carson City, Nevada

We have audited the accompanying balance sheets of Ample-Tee (A Development Stage Company) as of August 31, 2013 and 2012 and the related statements of operations, stockholders' deficit, and cash flows for the period January 5, 2011 (inception) through August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ample-Tee (A Development Stage Company) as of August 31, 2013 and 2012 and the results of its operations and cash flows for the period January 5, 2011 (inception) through August 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

October 3, 2013
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

AMPLE-TEE, INC.
(A Development Stage Company)

BALANCE SHEETS

	August 31, 2013	August 31, 2012

ASSETS

CURRENT ASSETS
Cash	$77	$152
TOTAL CURRENT ASSETS	77	152
TOTAL ASSETS	$77	$152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,400	$7,025
Due to related party	2,197	2,932
TOTAL CURRENT LIABILITIES	22,597	9,957

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 10,000,000 shares of common stock
at August 31, 2013 and 2012	10,000	10,000
Subscription receivable	(2,500)	(2,500)
Deficit accumulated during the development stage	(30,020)	(17,305)
TOTAL STOCKHOLDERS' DEFICIT	(22,520)	(9,805)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$152

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(January 5, 2011) to
	August 31, 2013	August 31, 2012	August 31, 2013
REVENUES

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	(2,890)	(2,710)	(7,357)
Professional fees	(9,825)	(11,338)	(22,663)
Total expenses	(12,715)	(14,048)	(30,020)

NET LOSS	$(12,715)	$(14,048)	$(30,020)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,000,000	9,009,009

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 5, 2011) to August 31, 2013

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Inception (January 5, 2011)	-	$-	$-	$-	$-	$-

Net loss					(3,257)	(3,257)

Balance, August 31, 2011	-	-	-	-	(3,257)	(3,257)

Common Stock issued for cash
at $0.001 per share Nov 23, 2011	10,000,000	10,000	-	(2,500)	-	7,500

Net Loss					(14,048)	(14,048)

Balance, August 31, 2012	10,000,000	10,000	-	(2,500)	(17,305)	(9,805)

Net Loss					(12,715)	(12,715)

Balance, August 31, 2013	10,000,000	$10,000	$-	$(2,500)	$(30,020)	$(22,520)

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			Cumulative
			results from
	Year	Year	January 5, 2011
	ended	ended	(inception date) to
	August 31, 2013	August 31, 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,715)	$(14,048)	$(30,020)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	13,375	5,295	20,400

NET CASH USED IN OPERATING ACTIVITIES	660	(8,753)	(9,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	7,500	7,500
Due to related party	(735)	1,405	2,197

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
	(735)	8,905	9,697

NET INCREASE (DECREASE) IN CASH	(75)	152	77

CASH, BEGINNING OF PERIOD	152	-	-

CASH, END OF PERIOD	$77	$152	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$-	$2,500	$2,500
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on January 5, 2011 and established a fiscal year end of August 31. It is a development-stage Company that is an ergonomic product business that focuses on selling hard-to-find ergonomic products for the physically disabled to both the local community and through an online website. The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities" and has as yet no products.  All activities of the Company to date relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $30,020.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

Cash

For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes,” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and

AMPLE-TEE, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Stock-based Compensation

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On November 23, 2011 the Company issued 10,000,000 Founder’s Shares at $0.001 each for cash.

AMPLE-TEE, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2013 is as follows:

	August 31, 2013	August 31, 2012

Net operating loss carry forward	$ 30,020	$ 17,305
Effective Tax rate	35%	35%
Deferred Tax Assets	10,507	6,057
Less: Valuation Allowance	(10,507)	(6,057)
Net deferred tax asset	$ -	$ -

The net federal operating loss carry forward will expire between 2031 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

As of August 31, 2013 and 2012, the Company owed officers $2,197and $2,932 respectively.

NOTE 6 - SUBSEQUENT EVENTS

On September 13, 2013 the Company issued 178,346 common shares at $0.03 per share for cash of $5,350.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditor is Kyle L. Tingle, operating from his office in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountant on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of August 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of August 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Lawrence Chenard has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. Mrs. Yindi Wiangwiset has been appointed Secretary of Ample-Tee, Inc. on September 02nd, 2013. The Company’s current Audit Committee consists of Mr. Lawrence Chenard, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer/director and secretary are set forth below:

Name	Age	Position(s)
Lawrence Chenard	50	President and Chief Executive Officer, Treasurer and Director
Yindi Wiangwiset	40	Secretary

Mr. Chenard has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Lawrence Chenard Biography

Prior to 1990, Lawrence Chenard worked as a transport trucker for R&R Trucking, hauling steal out of Stelco in Nanticoke, Ontario, Canada. He also worked for J.C.J doing heavy machinery hauling for around 5 years.

Lawrence Chenard lost his leg in a motorcycle accident in 1990 which incapacitated him from his known fields of work. After this accident he turned into a big proponent for the disabled.

Since 1990, Mr. Chenard became a metal fabricator/welder and has custom built many trikes (3 wheeled motorcycles) from scratch, including a multi award winning trike displayed at many different car and bike shows. He is also a talented and well known artist of air-brush paint, leather, sketch and glass etchings, such as motorcycle windshields.

He is married to Sue, the YMCA’s Niagara Region housing manager for homeless women and children.

Yindi Wiangwiset

Since 1996, Mrs. Wiangwiset has been working in manufacturing area at Seagate Technology Ltd.

Significant Employees

Mr. Chenard devotes approximately eight hours per week to company matters.  After receiving funding pursuant to our business plan Mr. Chenard intends to devote as much time as the Board of Directors deem necessary to management the affairs of the company.

Mr. Chenard  has not been the subject of any order, judgement, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of securities.

Mr. Chenard  has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeds.

We intend to conduct our business through agreements with consultants and arms-length third parties.  Currently, we have no formal consulting agreements.

Family Relations

There are no family relationships among the Directors and Officers and Secretary of Ample-Tee, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Ample-Tee, Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director and secretary. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows and then, the Company may enter into employment agreements with its sole officer and director and secretary.

We did not pay any salaries in 2011, 2012 and 2013. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership

Common Stock	Lawrence Chenard 76 Bardol Ave Fort Erie Ontario,Canada L2A 5M3	10,000,000	100.0%

	All Officers and Directors as a Group (1 person)	10,000,000	100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Chenard anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended August 31, 2013 and 2012 we incurred $6,825 and $4,938, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements included in the Company’s Forms 10-K and 10-Q’s.

During the fiscal year ended August 31, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

10.1LAB	XBRL Taxonomy Extension Label Linkbase***

10.1PRE	XBRL Taxonomy Extension Presentation Linkbase***

10.1INS	XBRL Instance Document***

10.1SCH	XBRL Taxonomy Extension Schema***

10.1CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1DEF	XBRL Taxonomy Extension Definition Linkbase***

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Annual Report on Form 10-K for the year ended August 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ample-Tee, Inc.

By:      /s/ Lawrence Chenard

 ----------------------

Lawrence Chenard

President, Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Date: December 02, 2013