Form 10-Q
period 2013-11-30
Ample-Tee, Inc.
filed 2014-01-21
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA			27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                               Yes[X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 21, 2014 was 10,178,346 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2013
(Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	November 30, 2013	August 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,031	$20,400
Due to related party	2,197	2,197
TOTAL CURRENT LIABILITIES	27,228	22,597

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 10,178,346 and 10,000,000 shares of common stock at November 30, 2013 and
August 31, 2013, respectively	10,178	10,000
Additional paid in capital	5,172	-
Subscription receivable	(7,850)	(2,500)
Deficit accumulated during the development stage	(34,651)	(30,020)
TOTAL STOCKHOLDERS' DEFICIT	(27,151)	(22,520)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Cumulative results from inception
	ended	ended	(January 5, 2011) to
	November 30, 2013	November 30, 2012	November 30, 2013
REVENUES
Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES
Office and general	(100)	(615)	(7,457)
Professional fees	(4,531)	-	(27,194)
Total expenses	(4,631)	(615)	(34,651)

NET LOSS	$(4,631)	$(615)	$(34,651)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,154,828	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 5, 2011) to November 30, 2013
(Unaudited)

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Inception (January 5, 2011)	-	$-	$-	$-	$-	$-

Net loss					(3,257)	(3,257)

Balance, August 31, 2011	-	-	-	-	$(3,257)	$(3,257)

Common Stock issued for cash at $0.001 per share Nov 23, 2011	10,000,000	10,000	-	(2,500)	-	7,500

Net Loss					(14,048)	(14,048)

Balance, August 31, 2012	10,000,000	$10,000	-	$(2,500)	$(17,305)	$(9,805)

Net Loss					(12,715)	(12,715)

Balance, August 31, 2013	10,000,000	$10,000	$-	$(2,500)	$(30,020)	$(22,520)
Common stock subscribed at $0.03 per share, Sept. 30, 2013	178,346	178	5,172	(5,350)	-	-
Net Loss					(4,631)	(4,631)

Balance, November 30, 2013	10,178,346	$10,178	$5,172	$(7,850)	$(34,651)	$(27,151)

The accompanying notes are an integral part of these condensed financial statements

AMPLE-TEE, INC.

(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

			Cumulative results from
	Three months ended	Three months ended	January 5, 2011 (inception date) to
	November 30, 2013	November 30, 2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,631)	$(615)	$(34,651)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,631	1,350	25,031
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	735	(9,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	7,500
Due to related party	-	(735)	2,197
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
	-	(735)	9,697

NET INCREASE IN CASH	-	-	77

CASH, BEGINNING OF PERIOD	77	152	-
CASH, END OF PERIOD	$77	$152	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$5,350	$2,500	$7,850
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
November 30, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements included in Form 10-K.  The results of operations for the periods ended November 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2013 and August 31, 2013 the Company had no cash equivalents.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with Accounting Standards Codification (“ASC”)-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

AMPLE-TEE, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
November 30, 2013

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

NOTE 4 – COMMON STOCK On September 13, 2013, the Company subscribed 178,346 at $0.03 per share for $5,350.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 30, 2013 and August 31, 2013 the Company received advances from a Director in the amount of $2,197 and $2,197, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - SUBSEQUENT EVENTS
On December 9, 2013 the authorized common shares available to be issued has been increased to 200,000,000 shares of common stock.
On December 10, 2013 the company redeemed 9,500,000 shares of the common stock.
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements and has determined that there are no further events to disclose.

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

On September 2, 2013 the Company appointed Mrs.Yindi Wiangwiset as secretary of Ample-Tee, Inc.

Plan of Operation

We have not earned any revenues from our incorporation on January 5, 2011 to November 30, 2013.  We do not anticipate earning revenues unless fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended November 30, 2013 we had $77 of cash on hand. We incurred operating expenses in the amount of $4,631 for the fiscal quarter ended November 30, 2013 and $615 for the fiscal quarter ended November 30, 2012. For the period from our inception on January 5, 2011 to November 30, 2013 the operating expenses totalized $34,651.

We have not attained profitable operations and are dependent upon obtaining financing to our proposed business of on-line ergonomic product retailer. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 5,000,000 of or our common stock for sale to the public.  Our registration statement became effective on March 13, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  As of November 30, 2013, 178,346 shares were subscribed for a receivable of $5,350.

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

Over the 12 month period starting upon the effective date of this registration statement, our company must raise capital to introduce its planned products and start sales.  We intend to market our services on the Internet.  We have three planned phases to our operations over the next twelve months.  The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below.

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

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

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

Ample-Tee, Inc.

BY:

/s/ Yindi Wiangwiset

- -----------------------------------

Yindi Wiangwiset

Secretary

 /s/ Lawrence Chenard

 ----------------------

Lawrence Chenard

President, Treasurer, Principal Executive Officer

Dated:  January 21, 2013