Form 10-Q/A
period 2013-11-30
Ample-Tee, Inc.
filed 2014-01-24
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment no. 1

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 17, 2014 was 10,178,346 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, which was originally filed with the SEC on January 21, 2014, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements .

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

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Cumulative results from inception
	ended	ended	(January 5, 2011) to
	30-Nov-13	30-Nov-12	30-Nov-13
REVENUES
Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES
Office and general	(100)	(615)	(7,457)
Professional fees	(4,531)	-	(27,194)
Total expenses	(4,631)	(615)	(34,651)

NET LOSS	$(4,631)	$(615)	$(34,651)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,154,828	10,000,000

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)
3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer, filed on January 21, 2014
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer, filed on January 21, 2014
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

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

Dated:  January 24 , 2013