Form 10-Q
period 2014-02-28
Ample-Tee, Inc.
filed 2014-04-14
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA			27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as April 10, 2014 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28, 2014	August 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,056	$20,400
Due to related party	2,207	2,197
TOTAL CURRENT LIABILITIES	32,263	22,597

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 (1,682,000,000) shares of common stock
at February 28, 2014, and August 31, 2013	114,098	1,682,000
Additional Paid in Capital	(98,758)	(1,672,000)
Subscription receivable	(7,850)	(2,500)
Deficit accumulated during the development stage	(39,676)	(30,020)
TOTAL STOCKHOLDERS' DEFICIT	(32,186)	(22,520)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

The accompanying notes are an integral part of these condensed financial statements.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

From inception (January 5, 2011) to February 28, 2014

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Cumulative results from inception (January 5, 2011) to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014
REVENUES

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	$-	-	-	-

EXPENSES

Office and general	$(1,500)	$(1,900)	(1,600)	(2,515)	(8,957)
Professional fees	(3,525)	(4,850)	(8,056)	(4,850)	(30,719)
Total expenses	$(5,025)	$(6,750)	(9,656)	(7,365)	(39,676)

NET LOSS	$(5,025)	$(6,750)	$(9,656)	$(7,365)	$(39,676)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$256,133,353	$1,682,000,000	986,098,496	1,682,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 5, 2011) to February 28, 2014
(Unaudited)
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Inception (January 5, 2011)	-	$-	$-	$-	$-	$-

Net loss					(3,257)	(3,257)

Balance, August 31, 2011	-	-	-	-	$(3,257)	$(3,257)

Common Stock issued for cash
at $0.001 per share Nov 23, 2011	1,682,000,000	1,682,000	(1,672,000)	(2,500)	-	7,500

Net Loss					(14,048)	(14,048)

Balance, August 31, 2012	1,682,000,000	$1,682,000	(1,672,000)	$(2,500)	$(17,305)	$(9,805)

Net Loss					(12,715)	(12,715)

Balance, August 31, 2013	1,682,000,000	$1,682,000	$(1,672,000)	$(2,500)	$(30,020)	$(22,520)

Redemption of common stock for
cash on December 9, 2013	(1,597,900,000)	(1,597,900)	1,597,890		-	(10)

Common Stock issued for cash
at $0.03 per share Sept 13, 2013	29,997,796	29,998	(24,648)	(5,350)	-	-

Net Loss					(9,656)	(9,656)

Balance, February 28, 2014	114,097,796	$114,098	$(98,758)	$(7,850)	$(39,676)	$(32,186)

The accompanying notes are an integral part of these condensed financial statements

AMPLE-TEE, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOW
From inception (January 5, 2011) to February 28, 2014
(Unaudited)

	Six months ended February 28, 2014	Six months ended February 28, 2013	Cumulative results from January 5, 2011 (inception date) to February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,656)	(7,365)	(39,676)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	9,656	8,100	30,056
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	-	735	(9,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (redemption) of common stock	(10)	-	7,490
Due to related party	10	(735)	2,207
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
	-	(735)	9,697

NET INCREASE (DECREASE) IN CASH	-	-	77

CASH, BEGINNING OF PERIOD	77	152	-

CASH, END OF PERIOD	77	152	77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	5,350	2,500	7,850
Interest paid	-	-	-
Taxes paid	-	-	-

AMPLE-TEE, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2014

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements included in Forms S-1/A.  The results of operations for the periods ended February 28, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2014 and August 31, 2013 the Company had $77 cash.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

AMPLE-TEE, INC.

(A Development Stage Company)

NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

February 28, 2014

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

NOTE 4 - COMMON STOCK

On September 13, 2013, the Company received a stock subscription of 29,997,796 at $0.000018 per share for $5,350.

On December 9, 2013 the authorized common shares available to be issued has been increased to 200,000,000 shares of common stock.

On December 9, 2013 the Company approved a 168.2:1 forward split, which has been retroactively stated throughout.

On December 10, 2013 1,597,900,000 shares of common stock were redeemed for $10.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 28, 2014 and August 31, 2013 the Company received advances from a Director in the amount of $2,207 and $2,197, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

On September 2, 2013 the Company appointed Mrs.Yindi Wiangwiset as secretary of Ample-Tee, Inc.

Plan of Operation

We have not earned any revenues from our incorporation January 5, 2011 (inception) to February 28, 2014.  We do not anticipate earning revenues unless we fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended February 28, 2014 we had $77 of cash on hand. We incurred operating expenses in the amount of $5,025 for the fiscal quarter ended February 28, 2014 and $6,750 for the fiscal quarter ended February 28, 2013. For the period from our inception on January 5, 2011 to February 28, 2014 the operating expenses totalized $39,676.

For the six months ended February 28, 2014 we incurred operating expenses in the amount of $9,656 compared to $7,365 for the six months ended February 28, 2013.   Expenses were primarily for maintaining SEC filing status for the Company.

We have not attained profitable operations and are dependent upon obtaining financing to our proposed business of an on-line ergonomic product retailer. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 5,000,000 of or our common stock for sale to the public.  Our registration statement became effective on March 13, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  As of February 28, 2014, 29,997,796 shares were subscribed for a receivable of $5,350.

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

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

Dated:  April 10, 2014