Form 10-Q/A
period 2014-02-28
Ample-Tee, Inc.
filed 2014-04-22
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as April 22, 2014 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

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

Dated:  April 22, 2014