Form 10-K
period 2014-08-31
Ample-Tee, Inc.
filed 2014-10-22
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	August 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-179079
AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)
NEVADA		27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(775) 321-8214

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as August 31, 2014 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

      Page

                              Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

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

Our president and director has invested $7,500 in the Company. During the year, the Company has raised $5,350 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we still will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. On December 9, 2013 the Company approved a 168.2:1 forward split, which has been retroactively stated throughout.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

We have not earned any revenues to date.  Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Our registration statement was effective on March 13, 2013. We have not yet raised enough capital to implement our Plan of Operation. Over the 12 month period after we are able to raise enough funds, our Company intends to introduce its planned products and start sales. We intend to market our services on the Internet.  We have three planned phases to our operations over twelve months.

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

The Company has raised $5,350 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering was insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. At this time, we are searching for funds to implement out Plan of Operations.

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

Not aplicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of August 31, 2013 the Company has issued a total of 10,000,000 shares.  The Company has not paid cash dividends and has no outstanding options. On September 13, 2013 the Company issues 29,997,796 shares at $0.000178 for $5,350 in cash.

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

Our auditor’s report on our August 31, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2014 Audited Financial Statements - Report of Independent Registered Accounting Firm”.

As of August 31, 2014, Ample-Tee had $77 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended August 31, 2014.  As of the fiscal year ended August 31, 2014 we had $77 of cash on hand in the bank. We incurred operating expenses in the amount of $17,363 in the fiscal year ended August 31, 2014. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $47,383.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLE-TEE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2014

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

AMPLE-TEE, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2014	August 31, 2013
ASSETS
CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,763	$20,400
Due to related party	2,207	2,197
TOTAL CURRENT LIABILITIES	39,970	22,597

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 (1,682,000,000) shares of common stock
at August 31, 2014, and August 31, 2013	114,098	1,682,000
Additional Paid in Capital	(98,758)	(1,672,000)
Subscription receivable	(7,850)	(2,500)
Deficit accumulated during the development stage	(47,383)	(30,020)
TOTAL STOCKHOLDERS' DEFICIT	(39,893)	(22,520)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended August 31, 2014	Year ended August 31, 2013	Cumulative results from inception (January 5, 2011) to August 31, 2014
REVENUES
Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES
Office and general	2,257	2,890	9,615
Professional fees	15,106	9,825	37,769
Total expenses	17,363	12,715	47,383

NET LOSS	$(17,363)	$(12,715)	$(47,383)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	546,514,581	1,682,000,000

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 5, 2011) to August 31, 2014

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Deficit accumulated during the development stage	Total

Inception (January 5, 2011)	-	$-	$-	$-	$-	$-
Net loss					(3,257)	(3,257)

Balance, August 31, 2011	-	-	-	-	$(3,257)	$(3,257)

Common Stock issued for cash at $0.000006 per share Nov 23, 2011	1,682,000,000	1,682,000	(1,672,000)	(2,500)	-	7,500
Net Loss					(14,048)	(14,048)

Balance, August 31, 2012	1,682,000,000	$1,682,000	(1,672,000)	$(2,500)	$(17,305)	$(9,805)

Net Loss					(12,715)	(12,715)

Balance, August 31, 2013	1,682,000,000	$1,682,000	$(1,672,000)	$(2,500)	$(30,020)	$(22,520)

Redemption of common stock for cash on December 9, 2013	(1,597,900,000)	(1,597,900)	1,597,890		-	(10)
Common Stock issued for cash at $0.000178 per share Sept 13, 2013	29,997,796	29,998	(24,648)	(5,350)	-	-
Net Loss					(17,363)	(17,363)

Balance, August 31, 2014	114,097,796	$114,098	$(98,758)	$(7,850)	$(47,383)	$(39,893)

On December 9, 2013 the Company approved a forward stock split of 168.2:1, which has been retrospectively reflected above.
The accompanying notes are an integral part of these condensed financial statements

AMPLE-TEE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

	Year ended August 31, 2014	Year ended August 31, 2013	Cumulative results from January 5, 2011 (inception date) to August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,363)	$(12,715)	$(47,383)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	17,363	13,375	37,763
NET CASH PROVIDED BY/(USED) IN OPERATING ACTIVITIES	-	660	(9,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (redemption) of common stock	(10)	-	7,490
Due to related party	10	(735)	2,207
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	-	(735)	9,697

NET INCREASE (DECREASE) IN CASH	-	(75)	77

CASH, BEGINNING OF PERIOD	77	152	-

CASH, END OF PERIOD	$77	$77	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$5,350	$2,500	$7,850
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

 The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities" and has as yet no products..  All activities of the Company to date relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $47,383.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes,” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Recent Accounting Pronouncements

In June 2014, the Financial  Accounting  Standards Baord ("FASB") issued Accounting   Standards Update (“ASU”) No. 2014-10, “Development  Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements,   Including  an  Amendment to  Variable  Interest   Entities   Guidance in   Topic  810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master  Glossary of the Accounting Standards  Codification, thereby removing the financial reporting distinction between development stage entities and other reporting  entities from accounting principles generally accepted in the United  States of America (“U.S. GAAP”). In addition,  the amendments eliminate  the requirements for development stage entities to: (i) present inception-to-date information in the statements of income,  cash flows, and shareholder equity; (ii) label the financial statements  as those  of a development  stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer  a development

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On November 23, 2011 the Company issued 1,682,000,000 Founder’s Shares at $0.001 each for cash of $7,500 and common stock subscription receivable of $2,500.

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

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2014 is as follows:

	August 31, 2014	August 31, 2013

Net operating loss carry forward	47,383	30,020
Effective Tax rate	35%	35%
Deferred Tax Assets	16,584	10,507
Less: Valuation Allowance	(16,584)	(10,507)
Net deferred tax asset	$ 0	$ 0

The Company did not pay any income taxes during the periods ended August 31, 2014 and 2013 and the tax returns for the years have not been filed.

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

As of August 31, 2014 and 2012, the Company owed officers $2,207and $2,197 respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditor is Kyle L. Tingle, operating from his office in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountant on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

As of August 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of August 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2014 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer/director and secretary are set forth below:

Name	Age	Position(s)
Lawrence Chenard	51	President and Chief Executive Officer, Treasurer and Director
Yindi Wiangwiset	41	Secretary

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

We did not pay any salaries in 2011, 2012, 2013 and 2014. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership

Common Stock	Lawrence Chenard 76 Bardol Ave Fort Erie Ontario,Canada L2A 5M3	841,000,000	73.71%

	All Officers and Directors as a Group (1 person)	841,000,000	73.71%

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended August 31, 2014 and 2013 we incurred $15,106 and $9,825, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements included in the Company’s Forms 10-K and 10-Q’s.

During the fiscal year ended August 31, 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

10.1LAB	XBRL Taxonomy Extension Label Linkbase***

10.1PRE	XBRL Taxonomy Extension Presentation Linkbase***

10.1INS	XBRL Instance Document***

10.1SCH	XBRL Taxonomy Extension Schema***

10.1CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1DEF	XBRL Taxonomy Extension Definition Linkbase***

23.1	Consent of Kyle L. Tingle

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

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

Date: October 20, 2014