Form 10-Q
period 2014-11-30
Ample-Tee, Inc.
filed 2015-01-15
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA			27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada, 89703-4934
(Address of principal executive offices) (Zip Code)

Telephone: (775) 321-8214
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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as November 30, 2014 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

CONDENSED FINANCIAL STATEMENTS

November 30, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.

CONDENSED BALANCE SHEETS

	November 30, 2014 Unaudited	August 31, 2014
ASSETS
CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42,888	$37,763
Due to related party	2,302	2,207
TOTAL CURRENT LIABILITIES	45,190	39,970

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 shares of common stock
at November 30, 2014, and August 31, 2014	114,098	114,098
Additional Paid in Capital	(98,758)	(98,758)
Subscription receivable	(7,850)	(7,850)
Deficit accumulated during the development stage	(52,603)	(47,383)
TOTAL STOCKHOLDERS' DEFICIT	(45,113)	(39,893)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended November 30, 2014	Three months ended November 30, 2013
REVENUES
Revenues	$-	$-
Total revenues	-	-

EXPENSES
Office and general	695	100
Professional fees	4,525	4,531
Total expenses	5,220	4,631

NET LOSS	$(5,220)	$(4,631)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	114,097,796	1,682,000,000

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months ended November 30, 2014	Three months ended November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,220)	$(4,631)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,125	4,631
NET CASH PROVIDED BY/(USED) IN OPERATING ACTIVITIES	(95)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	95	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	95	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	77	77

CASH, END OF PERIOD	$77	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$5,350	$5,350
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2014

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements included in Forms 10K. The results of operations for the periods ended November 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2014 and August 31, 2014 the Company had no cash equivalents.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial  Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to  Variable  Interest Entities Guidance in Topic  810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition,  the amendments eliminate  the requirements for development stage entities to: (i) present inception-to-date information in the statements of income,  cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development  stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2014 and August 31, 2014 the Company received advances from a Director in the amount of $2,302 and $2,207, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

On September 2, 2013 the Company appointed Mrs.Yindi Wiangwiset as secretary of Ample-Tee, Inc.

Plan of Operation

We have not earned any revenues from our incorporation on January 5, 2011 to November 30, 2014.  We do not anticipate earning revenues unless we fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended November 30, 2014 we had $77 of cash on hand. We incurred operating expenses in the amount of $5,220 for the fiscal quarter ended November 30, 2014 and $4,631for the fiscal quarter ended November 30, 2013. The increase is due to the registration statement becoming effective and higher compliance costs in the current year. For the period from our inception on January 5, 2011 to November 30, 2014 the operating expenses totalized $52,603.

We have not attained profitable operations and are dependent upon obtaining financing to our proposed business of on-line ergonomic product retailer. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 5,000,000 of or our common stock for sale to the public.  Our registration statement became effective on March 13, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  On September 13, 2013, the Company received a stock subscription of 29,997,796 at $0.000018 per share for $5,350 in cash.

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

Over the 12 month period after we raise enough funds, our company intends to introduce its planned products and start sales.  We intend to market our services on the Internet.  We have three planned phases to our operations over the next twelve months.  The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below.

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

Dated:  January 10, 2015