Form 10-K/A
period 2013-08-31
Ample-Tee, Inc.
filed 2015-03-24
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment no. 1

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

NOTES TO FINANCIAL STATEMENTS 8

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

By:      /s/ Lawrence Chenard

 ----------------------

Lawrence Chenard

President, Treasurer, Principal Executive Officer,

Principal Financial Officer, Principal Accounting Officer and Director                             Date: March 23, 2015