Form 10-K/A
period 2014-08-31
Ample-Tee, Inc.
filed 2015-03-24
CIK 1537258

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

AMPLE-TEE, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

      Page

                              Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLE-TEE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2014

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

To the Board of Directors
Ample-Tee
Carson City, Nevada

We have audited the accompanying balance sheets of Ample-Tee (A Development Stage Company) as of August 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the period January 5, 2011 (inception) through August 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ample-Tee (A Development Stage Company) as of August 31, 2014 and 2013 and the results of its operations and cash flows for the period January 5, 2011 (inception) through August 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

October 6, 2014
Las Vegas, Nevada

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