Form 10-Q/A
period 2014-11-30
Ample-Tee, Inc.
filed 2015-03-24
CIK 1537258

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

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future. There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Principal Financial Officer, Principal Accounting Officer and Director

Dated:  March 23, 2015