Form 10-Q
period 2015-02-28
Ample-Tee, Inc.
filed 2015-04-20
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA			27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as February 28, 2015 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

CONDENSED FINANCIAL STATEMENTS

February 28, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.

CONDENSED BALANCE SHEETS

	February 28, 2015 Unaudited	August 31, 2014
ASSETS

CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,713	$37,763
Due to related party	2,302	2,207
TOTAL CURRENT LIABILITIES	49,015	39,970

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 shares of common stock
at February 28, 2015, and August 31, 2014	114,098	114,098
Additional Paid in Capital	(98,758)	(98,758)
Subscription receivable	(7,850)	(7,850)
Accumulated deficit	(56,428)	(47,383)
TOTAL STOCKHOLDERS' DEFICIT	(48,938)	(39,893)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended February 28, 2015	Three months ended February 28, 2014	Six months ended February 28, 2015	Six months ended February 28, 2014
REVENUES

Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

EXPENSES

Office and general	300	1,500	995	1,600
Professional fees	3,525	3,525	8,050	8,056
Total expenses	3,825	5,025	9,045	9,656

NET LOSS	$(3,825)	$(5,025)	$(9,045)	$(9,656)

BASIC LOSS PER COMMON SHARE	$0	$0	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	114,097,796	256,133,353	114,097,796	986,098,496

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Six months ended February 28, 2015	Six months ended February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,045)	$(9,256)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	8,950	9,256

NET CASH USED IN OPERATING ACTIVITIES	(95)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (redemption) of common stock	-	(10)
Proceeds from loan	95	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	95	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	77	77

CASH, END OF PERIOD	$77	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$5,350	$2,500
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

February 28, 2015

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2015 audited financial statements included in Forms 10K. The results of operations for the periods ended February 28, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2015 and August 31, 2014 the Company had no cash equivalents.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.  The Company has elected to early adopt the provisions of ASU 2014-15 for these audited consolidated financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2015 and August 31, 2014 the Company received advances from a Director in the amount of $2,302 and $2,207, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

We have not earned any revenues from our incorporation on January 5, 2011 to February 28, 2015.  We do not anticipate earning revenues unless we fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended February 28, 2015 we had $77 of cash on hand. We incurred operating expenses in the amount of $3,825 for the fiscal quarter ended February 28, 2015 and $5,025for the fiscal quarter ended February 28, 2014. During the six month period ended February 28, 2015 the operating expenses totalized $9,045 and $9,656 for the six month period ended February 28, 2014. Expenses were incurred for compliance with the Securities and Exchange Commission.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)
3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)
10.1LAB	XBRL Taxonomy Extension Label Linkbase***
10.1PRE	XBRL Taxonomy Extension Presentation Linkbase***
10.1INS	XBRL Instance Document***
10.1SCH	XBRL Taxonomy Extension Schema***
10.1CAL	XBRL Taxonomy Extension Calculation Linkbase***
10.1DEF	XBRL Taxonomy Extension Definition Linkbase***
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

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

Dated:  April 15, 2015