Form 10-K/A
period 2014-08-31
Ample-Tee, Inc.
filed 2015-05-14
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment no. 2
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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Annual Report on Form 10-K for the year ended August 31,  2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ample-Tee, Inc.

By:      /s/ Lawrence Chenard

 ----------------------

Lawrence Chenard

President, Treasurer, Principal Executive Officer,

Principal Financial Officer, Principal Accounting Officer and Director                                Date: May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ample-Tee, Inc.

By:      /s/ Lawrence Chenard

 ----------------------

Lawrence Chenard

President, Treasurer, Principal Executive Officer,

Principal Financial Officer, Principal Accounting Officer and Director

                                                                                                                                                           Date: May 14, 2015