Form 10-Q
period 2015-05-31
Ample-Tee, Inc.
filed 2015-07-16
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA			27-4453740
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada, 89703-4934
(Address of principal executive offices) (Zip Code)

Telephone: (775) 321-8214
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                           Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                              Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as June 30, 2015 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

CONDENSED FINANCIAL STATEMENTS

May 31, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.

CONDENSED BALANCE SHEETS

	May 31, 2015	August 31 ,2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,038	$37,763
Due to related party	2,302	2,207
TOTAL CURRENT LIABILITIES	53,340	39,970

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 shares of common stock
at May 31, 2015, and August 31, 2014	114,098	114,098
Additional paid in capital	(98,758)	(98,758)
Subscription receivable	(7,850)	(7,850)
Accumulated deficit	(60,753)	(47,383)
TOTAL STOCKHOLDERS' DEFICIT	(53,263)	(39,893)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

 The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
REVENUES

Revenues	$-	$-	$-	$-
Total revenues	$-	$-	-	-

EXPENSES

Office and general	$800	$300	1,795	1,900
Professional fees	3,525	3,525	11,575	11,581
Total expenses	$4,325	$3,825	13,370	13,481

NET LOSS	$(4,325)	$(3,825)	$(13,370)	$(13,481)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	114,097,796	114,097,796	114,097,796	692,237,453

  The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,370)	$(13,481)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	13,275	13,481

NET CASH PROVIDED BY/(USED) IN OPERATING ACTIVITIES	(95)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (redemption) of common stock	-	(10)
Due to related party	95	10

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	95	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	77	77

CASH, END OF PERIOD	$77	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$-	$5,350
Interest paid	$-	$-
Taxes paid	$-	$-

  The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2015

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2014 audited financial statements included in Forms 10K. The results of operations for the periods ended May 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2015 and August 31, 2014 the Company had no cash equivalents.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2015 and August 31, 2014 the Company received advances from a Director in the amount of $2,302 and $2,207, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

We have not earned any revenues from our incorporation on January 5, 2011 to May 31, 2015.  We do not anticipate earning revenues unless we fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended May 31, 2015 we had $77 of cash on hand. We incurred operating expenses in the amount of $4,325 for the fiscal quarter ended May 31, 2015 and $3,825 for the fiscal quarter ended May 31, 2014. During the nine month period ended May 31, 2015 the operating expenses totalized $13,370 and $13,481 for the nine month period ended May 31, 2014.  Expenses were incurred for compliance with the Securities and Exchange Commission.

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

Changes in Control

We are not aware of any arrangement that might result in a change in control in the future. There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Not applicable

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

Dated:  July 15, 2015