Form 10-Q/A
period 2015-05-31
Ample-Tee, Inc.
filed 2015-07-28
CIK 1537258

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, which was originally filed with the SEC on July 16, 2015, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q/A

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)
3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer (filed on July 16, 2015)
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer (filed on July 16, 2015)
32.2	Section 1350 Certification of Chief Financial Officer **
101	Interactive Data Files

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

Dated:  July 28, 2015