Form 10-K
period 2015-08-31
Ample-Tee, Inc.
filed 2015-12-14
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    August 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as August 31, 2015 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.
ANNUAL REPORT ON FORM 10-K

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

PART I

ITEM 1. BUSINESS

Business Development

Ample-Tee was incorporated on January 5, 2011 under the laws of the State of Nevada. Mr. Lawrence Chenard has served as President, Chief Executive Officer of our company from January 5, 2011 to October 20, 2015.

On October 20, 2015, J. Edward Daniels acquired from Lawrence Chenard 84,100,000 shares of our $.001 par value common stock.  The consideration provided by Mr. Daniels to Mr. Chenard is $250,000 cash.  The acquisition by Mr. Daniels of those shares resulted in a change in control.

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

Mr. Chenard has invested $7,500 in the Company. On December 9, 2013 the Company approved a 168.2:1 forward split, which has been retroactively stated throughout. On October 20, 2015, the Company’s total issued and outstanding shares of common stock were 114,970,796.  Accordingly, Mr. Daniels, as the sole holder of 84,100,000 shares of the Company’s $.001 par value common stock, holds voting power equal to approximately 74% of the Company’s voting securities.

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

Plan of Operation

During the next 12 months, Ample-Tee, Inc. intends on sourcing the products and setting up its website and begin to market and sell the Ample-Tee product ergonomic product line to home, small and large businesses and government agencies. We have not yet commenced any sales or marketing activities.

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

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of August 31, 2013, the Company has issued a total of 1,682,000,000 shares.  The Company has not paid cash dividends and has no outstanding options. On September 13, 2013 the Company issued 29,997,796 shares at $0.000178 for $5,350 in cash.  On December 9, 2013, the Company redeemed 1,597,900,000 shares.  On October 20, 2015, J. Edward Daniels acquired from Lawrence Chenard 84,100,000 shares of our $.001 par value common stock. On October 20, 2015, the Company’s total issued and outstanding shares of common stock were 114,970,796.

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

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our August 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2015 Audited Financial Statements – Report of Independent Registered Accounting Firm.”

As of August 31, 2015, Ample-Tee had $77 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended August 31, 2015.  As of the fiscal year ended August 31, 2015 we had $77 of cash on hand in the bank. We incurred operating expenses in the amount of $17,452 in the fiscal year ended August 31, 2015. These operating expenses were comprised of professional fees and office and general expenses.

Ample-Tee has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $150,000 over the next twelve months. The officer and director, J. Edward Daniels has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ample-Tee
Carson City, Nevada

We have audited the accompanying balance sheets of Ample-Tee as of August 31, 2015 and 2014 and the related statements of operations , stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits  in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ample-Tee as of August 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern . As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kyle L. Tingle
Kyle L. Tingle, CPA, LLC

December 1, 2015
Las Vegas, Nevada

P.O. BOX 50329 • HENDERSON, NEVADA 89016 • PHONE: (702) 450-2200 • FAX : (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

AMPLE-TEE, INC.
BALANCE SHEETS

	August 31,	August 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77
TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,782	$37,763
Due to related party	6,352	2,207
TOTAL CURRENT LIABILITIES	40,134	39,970

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 shares of common stock
at August 31, 2015, and August 31, 2014	114,098	114,098
Additional paid in capital	(98,758)	(98,758)
Subscription receivable	(7,850)	(7,850)
Accumulated deficit	(47,547)	(47,383)
TOTAL STOCKHOLDERS' DEFICIT	(40,057)	(39,893)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	August 31, 2015	August 31, 2014
REVENUES

Revenues	$-	$-
Total revenues	-	-

EXPENSES

Office and general	2,352	2,257
Professional fees	15,100	15,106
Total expenses	17,452	17,363
OPERATING LOSS	(17,452)	(17,363)

OTHER INCOME

Gain on debt extinguishment and accounts payable	17,288	-
NET (PROFIT)/LOSS	$(164)	$(17,363)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	114,097,796	546,514,581

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
As of August 31, 2015

	Common Stock
			Additional	Share
	Number of		Paid-in	Subscription	Deficit
	shares	Amount	Capital	Receivable	accumulated	Total
Balance, August 31, 2013	1,682,000,000	$1,682,000	$(1,672,000)	$(2,500)	$(30,020)	$(22,520)

Redemption of common stock for cash
on December 9, 2013	(1,597,900,000)	(1,597,900)	1,597,890	-	-	(10)

Common Stock issued for cash
at $0.000178 per share Sept 13, 2013	29,997,796	29,998	(24,648)	(5,350)	-	-

Net Loss					(17,363)	(17,363)

Balance, August 31, 2014	114,097,796	$114,098	$(98,758)	$(7,850)	$(47,383)	$(39,893)

Net Loss					(164)	(164)

Balance, August 31, 2015	114,097,796	$114,098	$(98,758)	$(7,850)	$(47,547)	$(40,057)

On December 9, 2013 the Company approved a forward stock split of 168.2:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
STATEMENTS OF CASH FLOW

	Year	Year
	ended	ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164)	$(17,363)
Gain on extinguishment of debt	(17,288)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	13,307	17,363
NET CASH (USED) IN OPERATING ACTIVITIES	(4,145)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (redemption) of common stock	-	(10)
Due to shareholder	4,145	10
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,145	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	77	77

CASH, END OF PERIOD	$77	$77

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$-	$5,350
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on January 5, 2011 and established a fiscal year end of August 31.The Company is an ergonomic product business that focuses on selling hard-to-find ergonomic products for the physically disabled to both the local community and through an online website.  All activities of the Company to date relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $47,547.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

Cash
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

Income Taxes
The Company accounts for income taxes under FASB ASC 740 “Income Taxes,” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations

AMPLE-TEE, INC.
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2015 and 2014
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMPLE-TEE, INC.
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2015 and 2014
NOTE 3 – CAPITAL STOCK (continued)

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2015 is as follows:

	August 31, 2015	August 31, 2014

Net operating loss carry forward	47, 547	47,383
Effective Tax rate	35%	35%
Deferred Tax Assets	16,641	16,584
Less: Valuation Allowance	(16,641)	(16,584)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the statutory rate to the income tax recorded is as follows:

	August 31, 2015	August 31, 2014

Net operating loss carry forward	164	17,363
Effective Tax rate	35%	35%
Deferred Tax Assets	57	6,077
Less: Valuation Allowance	(57)	(6,077)
Net deferred tax asset	$0	$0

AMPLE-TEE, INC.
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2015 and 2014
The Company did not pay any income taxes during the periods ended August 31, 2015 and 2014 and the tax returns for the years have not been filed.

The net federal operating loss carry forward will expire between 2031 and 2035.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

As of August 31, 2015 and 2014, the Company owed officers $6,352 and $2,207 respectively.

NOTE 6 - SUBSEQUENT EVENTS

On October 20, 2015 the President, Lawrence Chenard, sold 84,100,000 common stocks to J. Edward Daniels thus causing a change in control.  Mr. Daniels was appointed the new President on the same day.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no additional events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditor is Kyle L. Tingle, operating from his office in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountant on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2015, using the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

As of August 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of August 31, 2015, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2015 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. J. Edward Daniels has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present sole officer/director and secretary are set forth below:

Name	Age	Position(s)

J. Edward Daniels	65	President, Member of Board of Directors and Secretary

Mr. Daniels has held his offices/positions since October 20, 2015 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

J. Edward Daniels Biography

Mr. Daniels is 65 years old.  Mr. Daniels obtained a Bachelor of Arts degree in Business Administration from Oakland University in Michigan in 1975.  For the last 5 years, Mr. Daniels has been a real estate investor and developer.  He is employed by Cal West Partners, which he owns.

As Mr. Daniels possesses excellent experience in business matters, including related financial knowledge, our Board of Directors has determined it is in our best interest to appoint Mr. Daniels as a member of our Board of Directors and our President.

Significant Employees

Mr. Daniels devotes approximately eight hours per week to company matters.  After receiving funding pursuant to our business plan Mr. Daniels intends to devote as much time as the Board of Directors deem necessary to management the affairs of the company.

Mr. Daniels  has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of securities.

Mr. Daniels has never been a director of a public company.  Moreover, Mr. Daniels has never been involved in any legal or regulatory proceedings during the last 10 years.

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

We did not pay any salaries during 2011 up to 2015. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership

Common Stock	J. Edward Daniels 112 North Curry Street Carson City, Nevada 89703-4934	84,100,000	74%

	All Officers and Directors as a Group (1 person)	84,100,000	74%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Daniels anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended August 31, 2015 and 2014 we incurred $15,100 and $15,106, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements included in the Company’s Forms 10-K and 10-Q’s.

During the fiscal year ended August 31, 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)

3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)

10.1LAB	XBRL Taxonomy Extension Label Linkbase***

10.1PRE	XBRL Taxonomy Extension Presentation Linkbase***

10.1INS	XBRL Instance Document***

10.1SCH	XBRL Taxonomy Extension Schema***

10.1CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1DEF	XBRL Taxonomy Extension Definition Linkbase***

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1
***	Includes the following materials contained in this Annual Report on Form 10-K for the year ended August 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ample-Tee, Inc.

By: /s/ J. Edward Daniels
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

Date: December 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ample-Tee, Inc.

By: /s/ J. Edward Daniels
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

Date: December 14, 2015