Form 10-K/A
period 2015-08-31
Ample-Tee, Inc.
filed 2015-12-15
CIK 1537258

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Ample-Tee, Inc., a Nevada corporation (the “Company”), for the fiscal year ended August 31, 2015, and filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2015 (the “Original Filing”), is to include in this Amendment the financial statements of the Company in XBRL format, which were omitted from the Original Filing.  For the convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment.  Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

Date: December 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ample-Tee, Inc.

By: /s/ J. Edward Daniels
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

Date: December 15, 2015