Form 10-Q
period 2015-11-30
Ample-Tee, Inc.
filed 2016-01-19
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	27-4453740 (I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as November 30, 2015 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

CONDENSED FINANCIAL STATEMENTS

November 30, 2015
Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

AMPLE-TEE, INC.

CONDENSED BALANCE SHEETS
(Unaudited)
	November 30,	August 31,
	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$77
Total Current Assets	-	77

TOTAL ASSETS	$-	$77

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$-	$33,782
Due to related party	-	6,352
Total Current Liabilities	-	40,134

TOTAL LIABILITIES	-	40,134

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 200,000,000 shares authorized; 114,097,796 shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively	114,098	114,098
Additional paid in capital	(66,551)	(104,108)
Subscription receivable	-	(2,500)
Accumulated deficit	(47,547)	(47,547)
Total Stockholders' Equity (Deficit)	-	(40,057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$77

The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30,
	2015	2014

Revenues	$-	$-
	-	-

Operating Expenses
Professional fees	-	4,525
Office and general	-	695
Total operating expenses	-	5,220

Loss from operations	-	(5,220)

Net Income (Loss)	$-	$(5,220)

Loss per common share – basic and diluted	$-	$(0.00)

Weighted average number of common shares outstanding	114,097,796	114,097,796

 The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.

CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(5,220)

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts Payable and accrued expenses	-	5,125
Net Cash Used in Operating Activities	-	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	(77)	95
Net Cash Provided By Financing Activities	(77)	95

Net increase (decrease) in cash and cash equivalents	(77)	-
Cash and cash equivalents, beginning of period	77	77
Cash and cash equivalents, end of period	$-	$77

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Subscription receivable	$2,500	$-
Related party loan forgiven to contributed capital	$40,057	$-
Related party assumption of accounts payable	$33,782	$-

 The accompanying notes are an integral part of these condensed financial statements.

AMPLE-TEE, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2015

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2015 audited financial statements included in Forms 10-K. The results of operations for the periods ended November 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2015 and August 31, 2015 the Company had $0 and $77, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2015, the Company received advances from a Director in the amount of $33,705 to pay for accounts payable. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. All amount of due to related party were forgiven and the Company recorded $40,057 as additional paid in capital.

As of November 30, 2015 and August 31, 2015, the Company owed officers $0 and $6,352 respectively.

ITEM 2.
MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The Company
Ample-Tee (“we,” “us,” “our” the “Company”) is an ergonomic product business that intends to focus on selling hard-to-find ergonomic products for the physically disabled to both the local community and through an online website. We are considered a development stage company.  We currently have no product, but we intend to identify and distinguish ourselves by selling niche products that solve ergonomic problems for the physically disabled as they ever increasingly become more active in both the workplace and in recreationally activities.
On October 20, 2015, our board of directors appointed J. Edward Daniels as a member of our board of directors and our president.
On October 20, 2015, Lawrence Chenard resigned as our president and member of our board of directors.

Plan of Operation

We have not earned any revenues from our incorporation on January 5, 2011 to November 30, 2015.  We do not anticipate earning revenues unless we fully implement the business plan to distribute ergonomic products. We have not begun the development of our business and can provide no assurance that we will be successful in developing our distribution operations in the future.

As of the fiscal quarter ended November 30, 2015 we had no cash on hand. We incurred no operating expenses for the fiscal quarter ended November 30, 2015 and $5,220 in operating expenses for the fiscal quarter ended November 30, 2014.  We have not attained profitable operations and are dependent upon obtaining financing to our proposed business of on-line ergonomic product retailer. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our current cash will not satisfy our liquidity requirements, and we will require additional financing to pursue our planned business activities.   We intend to seek equity financing to fund our operations over the next 12 months.

There is substantial doubt if we can continue as an on-going business for the next 12 months, unless we obtain additional cash. No substantial revenues are anticipated until we have implemented our plan of operations. Our only source for cash to be used to implement our business plan at this time is investments or loans by others. We must raise cash to implement our strategy and stay in business.

We believe that if subsequent private placements of our common stock are successful, we will generate sales revenue within the following 12 months thereafter. However, additional equity or debt financing may not be available to us on acceptable terms or at all and, thus, we could fail to satisfy our future cash requirements.

If we cannot raise additional proceeds by private placements of our common stock or debt financing, we would be required to cease business operations. As a result, investors would lose all of their investments.
If we receive sufficient funds therefor, during the next 12 months, we intend on sourcing products and setting up our website and begin to market and sell ergonomic products to home, small and large businesses and government agencies. We have not yet commenced any sales or marketing activities.
We intend to market our products on the Internet.  We have 3 planned phases to our operations during the next 12 months.  The business activities and related expenses in each phase will be affected by our supply of funds.
The first phase of our planned operations will be to source potential suppliers and establish a line of products. We will secure the services of contractors to develop our logo and develop our website.
During the second phase of our planned operations, we intend to engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our products over the Internet but, also, ensure a high presence and achieve a high search engine ranking.  This firm will also assist in placing pay-per-click advertising.
The third phase of our planned operations will be to launch our website and begin our sales and marketing campaign.

We do not currently have any employees and do not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Capital Resources

If we are is unsuccessful in raising funds through private placements of our common stock, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to obtain. Therefore, we are dependent upon the success of private placements of our common stock and failure thereof would result in us having to seek capital from other sources, such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would probably be required to pay additional costs associated with high risk loans and subject to an above market interest rate. In such event, we would evaluate the terms of such debt financing and determine whether our business could sustain operations and manage the debt. If we cannot raise additional proceeds by private placements of our common stock or secure debt financing, we would be required to cease business operations. As a result, investors in our common stock would lose all of their investments.

Off Balance Sheet Arrangement

We do not have any off balance sheet arrangements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•
 Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

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
*      Included in Exhibit 31.1
**    Included in Exhibit 32.1
***  Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ample-Tee, Inc.

BY:

/s/ J. Edward Daniels
J. Edward Daniels
President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated:  January 19, 2016