Form 10-K/A
period 2014-08-31
Ample-Tee, Inc.
filed 2016-04-05
CIK 1537258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment no. 3
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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 (this “Amendment”) to the Annual Report on Form 10-K of Ample Tee, Inc., a Nevada corporation (the “Company”), for the fiscal year ended August 31, 2014, and filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2014, (the “Original Filing”); Amendment No. 1 to the Original Filing filed with the SEC on March 24, 2015 (“Amendment No. 1”); and Amendment No. 2 to the Original Filing filed with the SEC on May 14, 2015 (“Amendment No. 2”) is to revise the disclosures in the Original Filing, Amendment No. 1 and Amendment No. 2 and include in this Amendment restated financial statements for the fiscal year ended August 31, 2014, to replace the financial statements included in the Original Filing.  Subsequent to the filing by the Company on January 19, 2016, of a Quarterly Report on Form 10-Q, the Company noticed errors in the accounting for 29,997,796 shares of its common stock issued on September 13, 2013, and the collection of cash of those shares.  Management determined that those shares were issued for cash in September 2013, and there should not have been a subscription receivable for those shares.  As of August 31, 2014, the Company had recorded a subscription receivable of $5,350 relating to those 29,997,796 shares of common stock.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASE OF EQUITY SECURITIES has been revised to disclose that as of August 31, 2013, the Company had issued a total of 1,682,000,000 shares of its common stock, and on December 10, 2013, 1,597,900,000 shares of the Company’s common stock were redeemed for $10.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION has been revised to disclose that as of August 31, 2014, the Company had $5,427 on cash and in the bank.

ITEM 9A. CONTROLS AND PROCEDURES in this Amendment has been restated to specify that the controls of the Company had failed.

For the convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment. Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing, Amendment No. 1. or Amendment No. 2.  Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and Amendment No. 2.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of August 31, 2013 the Company has issued a total of 1,682,000,000 shares of common stock.  The Company has not paid cash dividends and has no outstanding options. On September 13, 2013 the Company issues 29,997,796 shares at $0.000178 for $5,350 in cash. On December 10, 2013 1,597,900,000 shares of common stock were redeemed for $10.

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

As of August 31, 2014, Ample-Tee had $5,427 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended August 31, 2014.  As of the fiscal year ended August 31, 2014 we had $5,427 of cash on hand in the bank. We incurred operating expenses in the amount of $17,363 in the fiscal year ended August 31, 2014. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $47,383.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ample -Tee
Carson City, Nevada

We have audited the accompanying balance sheets of Ample-Tee (A Development Stage Company) as of August 31, 2014 and 2013 and the related statements of operations, stockholders' deficit, and cash flows for the period January 5, 2011 (inception) through August 31, 2014. These financial statements are the responsibility of the Company's management. Our esponsibility is to express an opinion on these financial statements based on our audits.

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

/s/Kyle L. Tingle
Kyle L. Tingle, CPA, LLC

October 6, 2014, except Note 6, which is dated February 10, 2016
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL:   ktingle@kyletinglecpa.com

AMPLE-TEE, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2014 (Restated)	August 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,427	$77
TOTAL CURRENT ASSETS	5,427	77
TOTAL ASSETS	$5,427	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,763	$20,400
Due to related party	2,207	2,197
TOTAL CURRENT LIABILITIES	39,970	22,597

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 and 1,682,000,000 shares of common stock at August 31, 2014, and 2013, respectively	114,098	1,682,000
Additional Paid in Capital	(98,758)	(1,672,000)
Subscription receivable	(2,500)	(2,500)
Deficit accumulated during the development stage	(47,383)	(30,020)
TOTAL STOCKHOLDERS' DEFICIT	(34,543)	(22,520)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,427	$77

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative Results
			From Inception
	Year ended	Year ended	(January 5, 2011) to
	August 31, 2014	August 31, 2013	August 31, 2014
REVENUES
Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES
Office and general	2,257	2,890	9,615
Professional fees	15,106	9,825	37,769
Total expenses	17,363	12,715	47,383

NET LOSS	$(17,363)	$(12,715)	$(47,383)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	546,514,581	1,682,000,000

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 5, 2011) to August 31, 2014

					Deficit
			Additional	Share	Accumulated During
	Common Stock		Paid-In	Subscription	The Development
	Number of shares	Amount	Capital	Receivable	Stage	Total

Inception (January 5, 2011)	-	$-	$-	$-	$-	$-
Net loss					(3,257)	(3,257)

Balance, August 31, 2011	-	-	-	-	(3,257)	(3,257)

Common Stock issued for cash at $0.000006 per share November 23, 2011	1,682,000,000	1,682,000	(1,672,000)	(2,500)	-	7,500
Net Loss					(14,048)	(14,048)

Balance, August 31, 2012	1,682,000,000	1,682,000	(1,672,000)	(2,500)	(17,305)	(9,805)

Net Loss					(12,715)	(12,715)

Balance, August 31, 2013	1,682,000,000	1,682,000	(1,672,000)	(2,500)	(30,020)	(22,520)

Common Stock issued for cash at approximately $0.000178 per share September 13, 2013 (restated)	29,997,796	29,998	(24,648)		-	5,350
Redemption of common stock for cash on December 9, 2013	(1,597,900,000)	(1,597,900)	1,597,890		-	(10)
Net Loss					(17,363)	(17,363)

Balance, August 31, 2014 (restated)	114,097,796	$114,098	$(98,758)	$(2,500)	$(47,383)	$(34,543)

On December 9, 2013 the Company approved a forward stock split of 168.2:1, which has been retrospectively reflected above.
The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

			Cumulative Results
			From Inception
	Year ended	Year ended August 31, 2013	(January 5, 2011) to
	August 31, 2014		August 31, 2014
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,363)	$(12,715)	$(47,383)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	17,363	13,375	37,763
NET CASH PROVIDED BY/(USED) IN OPERATING ACTIVITIES	-	660	(9,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Rredemption of common stock	(10)	-	(10)
Issuance of common stock	5,350		12,850
Due to related party	10	(735)	2,207
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	5,350	(735)	15,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,350	(75)	5,427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77	152	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,427	$77	$5,427

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$-	$2,500	$2,500
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

On November 23, 2011 the Company issued 1,682,000,000 Founder’s Shares at approximately $0.000006 each for cash of $7,500 and common stock subscription receivable of $2,500.

On September 13, 2013, the Company issued 29,997,796 shares of common stock at approximately $0.000178 per share for $5,350.

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

	August 31, 2014	August 31, 2013

Net operating loss carry forward	$47,383	$30,020
Effective Tax rate	35%	35%
Deferred Tax Assets	16,584	10,507
Less: Valuation Allowance	(16,584)	(10,507)
Net deferred tax asset	$0	$0

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

As of August 31, 2014 and 2012, the Company owed officers $2,207 and $2,197 respectively.

NOTE 6 – RESTATEMENT

Subsequent to the filing on January 19, 2016, of the Form 10-Q, the Company noticed errors in accounting for 29,997,796 shares of common stock (the “Shares”) issued on September 13, 2013 and collection of cash for these shares. Management determined that these shares were issued for cash in September 2013, and were not a subsctription receivable. As of August 31, 2014, the Company had recorded a subscription receivable of $5,350, relating to these 29,997,796 shares of common stock. The effects of the adjustments on the Company’s previously issued financial statements for the year ended August 31, 2014 are summarized as follows:

	August 31, 2014		August 31, 2014
	Original	Adjustment	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77	5,350	$5,427
TOTAL CURRENT ASSETS	77	5,350	5,427
TOTAL ASSETS	$77	5,350	$5,427

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 and 1,682,000,000 shares of common stock at August 31, 2014, and 2013, respectively	$114,098		$114,098
Additional Paid in Capital	(98,758)		(98,758)
Subscription receivable	(7,850)	5,350	(2,500)
Deficit accumulated during the development stage	(47,383)		(47,383)
TOTAL STOCKHOLDERS' DEFICIT	(39,893)	5,350	(34,543)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	5,350	$5,427

				Cumulative Results		Cumulative Results
				From Inception		From Inception
	Year ended		Year ended	(January 5, 2011) to		(January 5, 2011) to
	August 31, 2014		August 31, 2014	August 31, 2014		August 31, 2014
	Original	Adjustment	Restated	Original	Adjustment	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Rredemption of common stock	$(10)		$(10)	$(10)		$(10)
Issuance of common stock	-	5,350	5,350	7,500	5,350	12,850
Due to related party	10		10	2,207		2,207
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	-	5,350	5,350	9,697	5,350	15,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	5,350	5,350	77	5,350	5,427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77		77	-		-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77	5,350	$5,427	$77	5,350	$5,427

Supplemental cash flow information and non-monetary transactions:
Stock subscription receivable	$5,350	(5,350)	$-	$7,850	(5,350)	$2,500

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditor is Kyle L. Tingle, CPA, LLC, operating from his office in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountant on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of August 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending August 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. In addition, we do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We intend to remedy our material weakness with regard to documentation of internal control procedures by conducting a review and engaging management to design and implement internal control procedures which will support the current controls and reduce the risk inherent in our current control structure. We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Change in internal controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide a management report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Lawrence Chenard has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. Mrs. Yindi Wiangwiset has been appointed Secretary of Ample-Tee, Inc. on September 2, 2013. The Company’s current Audit Committee consists of Mr. Lawrence Chenard, the Company’ sole officer and director.

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

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

10.1LAB	XBRL Taxonomy Extension Label Linkbase***

10.1PRE	XBRL Taxonomy Extension Presentation Linkbase***

10.1INS	XBRL Instance Document***

10.1SCH	XBRL Taxonomy Extension Schema***

10.1CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1DEF	XBRL Taxonomy Extension Definition Linkbase***

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*** Includes the following materials contained in this Annual Report on Form 10-K/A for the year ended August 31,  2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ample-Tee, Inc.

By: /s/ J. Edward Daniels
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

Date: April 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ample-Tee, Inc.

By: /s/ J. Edward Daniels
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

Date: April 5, 2016