Form 10-K/A
period 2015-12-31
Ample-Tee, Inc.
filed 2016-04-05
CIK 1537258

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
Yes |X| No |_|
The number of shares outstanding of the Registrant’s Common Stock as August 31, 2015 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.
ANNUAL REPORT ON FORM 10-K

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

EXPLANATORY NOTE
The purpose of this Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K of Ample Tee, Inc., a Nevada corporation (the “Company”), for the fiscal year ended August 31, 2015, and filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2015 (the “Original Filing”) and Amendment No. 1 to the Original Filing filed with the SEC on December 15, 2015 (“Amendment No. 1”) is to include in this Amendment restated financial statements for the fiscal year ended August 31, 2015, to replace the financial statements included in the Original Filing.  Subsequent to the filing by the Company on January 19, 2016, of a Quarterly Report on Form 10-Q, the Company noticed errors in the accounting for 29,997,796 shares of its common stock issued on September 13, 2013, and the collection of cash of those shares.  Management determined that those shares were issued for cash in September 2013, and there should not have been a subscription receivable for those shares.  As of August 31, 2015, the Company had recorded a subscription receivable of $5,350 relating to those 29,997,796 shares of common stock.
ITEM 9A. CONTROLS AND PROCEDURES in this Amendment has been restated to specify that the controls of the Company had failed.
For the convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment.  Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing or Amendment No. 1.  Accordingly, this Amendment should be read in conjunction with the Original Filing and Amendment No. 1.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

As of August 31, 2015, Ample-Tee had $5,427 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended August 31, 2015.  As of the fiscal year ended August 31, 2015 we had $5,427 of cash on hand in the bank. We incurred operating expenses in the amount of $17,452 in the fiscal year ended August 31, 2015. These operating expenses were comprised of professional fees and office and general expenses.

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

FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ample-Tee
Carson City, Nevada

We have audited the accompanying balance sheets of Ample-Tee as of August 31, 2015 and 2014 and the related statements of operations , stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform , an audit of its internal control over financial reporting . Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances , but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting . Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management , as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion .

In our opinion , the financial statements referred to above present fairly, in all material respects , the financial position of Ample-Tee as of August 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements  have been prepared assuming that the Company will continue as a going concern . As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue . This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC
Kyle L. Tingle, CPA, LLC

December 1, 2015, except Note 6, which is dated February 10, 2016
Las Vegas, Nevada

3145 E. Warm Springs Road• Suite 200 •Las Vegas , Nevada 89120 •PHONE: (702) 450-2200 •FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa .com

AMPLE-TEE, INC.
BALANCE SHEETS

	August 31, 2015	August 31, 2014
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,427	$5,427
TOTAL CURRENT ASSETS	5,427	5,427
TOTAL ASSETS	$5,427	$5,427

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,782	$37,763
Due to related party	6,352	2,207
TOTAL CURRENT LIABILITIES	40,134	39,970

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 shares of common stock at August 31, 2015, and 2014, respectively	114,098	114,098
Capital deficiency	(98,758)	(98,758)
Subscription receivable	(2,500)	(2,500)
Accumulated deficit	(47,547)	(47,383)
TOTAL STOCKHOLDERS' DEFICIT	(34,707)	(34,543)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,427	$5,427

The accompanying notes are an integral part of these  financial statements.

AMPLE-TEE, INC.
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	August 31, 2015	August 31, 2014
REVENUES
Revenues	$-	$-
Total revenues	-	-

EXPENSES
Office and general	2,352	2,257
Professional fees	15,100	15,106
Total expenses	17,452	17,363
OPERATING LOSS	(17,452)	(17,363)

OTHER INCOME
Gain on debt extinguishment and accounts payable	17,288	-

NET LOSS	$(164)	$(17,363)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	114,097,796	546,514,581

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
As of August 31, 2015 and 2014

				Share
	Common Stock		Capital	Subscription	Accumulated
	Number of shares	Amount	Deficiency	Receivable	Deficit	Total
Balance, August 31, 2013	1,682,000,000	$1,682,000	$(1,672,000)	$(2,500)	$(30,020)	$(22,520)

Common Stock issued for cash at approximately $0.000178 per share September 13, 2013 (restated)	29,997,796	29,998	(24,648)		-	5,350
Redemption of common stock for cash on December 9, 2013	(1,597,900,000)	(1,597,900)	1,597,890		-	(10)
Net Loss					(17,363)	(17,363)
Balance, August 31, 2014 (restated)	114,097,796	114,098	(98,758)	(2,500)	(47,383)	(34,543)

Net Loss					(164)	(164)
Balance, August 31, 2015 (restated)	114,097,796	$114,098	$(98,758)	$(2,500)	$(47,547)	$(34,707)

On December 9, 2013 the Company approved a forward stock split of 168.2:1, which has been retrospectively reflected above.
The accompanying notes are an integral part of these financial statements

AMPLE-TEE, INC.
STATEMENTS OF CASH FLOW

	Year ended	Year ended
	August 31, 2015	August 31, 2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164)	$(17,363)
Adjustments to reconcile net loss to net cash used in operations:
Gain on extinguishment of debt	(17,288)	-
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	13,307	17,363
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(4,145)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Rredemption of common stock	-	(10)
Issuance of common stock	-	5,350
Due to shareholder	4,145	10
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,145	5,350

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	5,350

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,427	77

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,427	$5,427

Supplemental cash flow information and non-monetary transactions:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPLE-TEE, INC.
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on January 5, 2011 and established a fiscal year end of August 31. The Company is an ergonomic product business that focuses on selling hard-to-find ergonomic products for the physically disabled to both the local community and through an online website.  All activities of the Company to date relate to its organization, initial funding and share issuances.

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

On December 9, 2013 the authorized common shares available to be issued was increased to 200,000,000 shares of common stock.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2015 is as follows:

	August 31, 2015	August 31, 2014

Net operating loss carry forward	$47, 547	$47,383
Effective Tax rate	35%	35%
Deferred Tax Assets	16,641	16,584
Less: Valuation Allowance	(16,641)	(16,584)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the statutory rate to the income tax recorded is as follows:

	August 31, 2015	August 31, 2014

Net operating loss carry forward	$164	$17,363
Effective Tax rate	35%	35%
Deferred Tax Assets	57	6,077
Less: Valuation Allowance	(57)	(6,077)
Net deferred tax asset	$0	$0

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

As of August 31, 2015 and 2014, the Company owed officers $6,352 and $2,207 respectively.

NOTE 6 – RESTATEMENT

Subsequent to the filing on January 19, 2016, of the Form 10-Q, the Company noticed errors in accounting for 29,997,796 shares of common stock (the “Shares”) issued on September 13, 2013 and collection of cash for these shares. Management determined that these shares were issued for cash in September 2013, and were not a subsctription receivable. As of August 31, 2015, the Company had recorded a subscription receivable of $5,350, relating to these 29,997,796 shares of common stock. The effects of the adjustments on the Company’s previously issued financial statements for the year ended August 31, 2015 are summarized as follows:

	August 31, 2015		August 31, 2015
	Original	Adjustment	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77	5,350	$5,427
TOTAL CURRENT ASSETS	77	5,350	5,427
TOTAL ASSETS	$77	5,350	$5,427

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding, 114,097,796 shares of common stock
at August 31, 2015, and 2014, respectively	$114,098		$114,098
Additional Paid in Capital	(98,758)		(98,758)
Subscription receivable	(7,850)	5,350	(2,500)
Deficit accumulated during the development stage	(47,547)		(47,547)
TOTAL STOCKHOLDERS' DEFICIT	(40,057)	5,350	(34,707)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	5,350	$5,427

	Year ended		Year ended
	August 31, 2015		August 31, 2015
	Original	Adjustment	Restated

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$-	$-	$-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$77	5,350	$5,427
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77	$5,350	$5,427

NOTE 7 - SUBSEQUENT EVENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of August 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act for the period ending August 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. In addition, we do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Change in internal controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended August 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)

3.2	Bylaws of Ample-Tee, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2012)

10.1LAB	XBRL Taxonomy Extension Label Linkbase*

10.1PRE	XBRL Taxonomy Extension Presentation Linkbase*

10.1INS	XBRL Instance Document*

10.1SCH	XBRL Taxonomy Extension Schema*

10.1CAL	XBRL Taxonomy Extension Calculation Linkbase*

10.1DEF	XBRL Taxonomy Extension Definition Linkbase*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*
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