Form 10-Q
period 2016-02-29
Ample-Tee, Inc.
filed 2016-04-19
CIK 1537258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-179079

AMPLE-TEE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4453740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada, 89703-4934
(Address of principal executive offices) (Zip Code)

(775) 321-8214
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

The number of shares outstanding of the Registrant's Common Stock as April 15, 2016 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AMPLE-TEE, INC.

QUARTERLY REPORT ON FORM 10-Q

AMPLE-TEE, INC.

CONDENSED FINANCIAL STATEMENTS

February 29, 2016
(Unaudited)

AMPLE-TEE, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$5,427
Total Current Assets	-	5,427

TOTAL ASSETS	$-	$5,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$261	$-
Accounts payable and accrued liabilities	19,301	33,782
Due to related party	-	6,352
Total Current Liabilities	19,562	40,134

TOTAL LIABILITIES	19,562	40,134

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 114,097,796 shares issued and outstanding as of February 29, 2016 and August 31, 2015, respectively	114,098	114,098
Capital deficiency	(61,201)	(98,758)
Share subscription receivable	-	(2,500)
Accumulated deficit	(72,459)	(47,547)
Total Stockholders' Deficit	(19,562)	(34,707)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPLE-TEE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	21,980	3,525	21,980	8,050
Office and general	2,932	300	2,932	995
Total operating expenses	24,912	3,825	24,912	9,045

Net loss from operations	(24,912)	(3,825)	(24,912)	(9,045)

Net loss	$(24,912)	$(3,825)	$(24,912)	$(9,045)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	114,097,796	114,097,796	114,097,796	114,097,796

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPLE-TEE, INC.
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,912)	$(9,045)

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	19,301	8,950
Bank indebtedness	261
Net Cash Used in Operating Activities	(5,350)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	(77)	95
Net Cash Provided By Financing Activities	(77)	95

Net decrease in cash and cash equivalents	(5,427)	-
Cash and cash equivalents, beginning of period	5,427	5,427
Cash and cash equivalents, end of period	$-	$5,427

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Subscription receivable	$2,500	$-
Related party loan forgiven to contributed capital	$40,057	$-
Related party assumption of accounts payable	$33,782	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPLE-TEE, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 29, 2016

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2015 audited financial statements included in Form 10-K/A. The results of operations for the periods ended February 29, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $72,459.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 29, 2016 and August 31, 2015 the Company had $0 and $5,427 cash and cash equivalents, respectively.  As of February 29, 2016, the company’s bank account was overdrawn by $261.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2015, the Company received advances from a Director in the amount of $33,705 to pay for accounts payable. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. All amounts of due to related party were forgiven and the Company recorded $40,057 as additional paid in capital.

As of February 29, 2016 and August 31, 2015, the Company owed the officer $0 and $6,352 respectively.

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

The Company

Ample-Tee (“we,” “us,” “our” the “Company”) is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors would join the Company.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of the Company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not yet entered into any definitive agreements for potential new business opportunities. There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified.

Results of Operations

We have not earned any revenues from our incorporation on January 5, 2011 to February 29, 2016.

As of the fiscal quarter ended February 29, 2016, we had no cash on hand and were indebted to our bank for $261. We incurred $24,912 in operating expenses for the three and six months ended February 29, 2016. We incurred $3,825 and $9,045 in operating expenses for the three and six months ended February 28, 2015, respectively. Our operating expenses are primarily for professional fees to maintain our reporting status with the Securities and Exchange Commission (“SEC”).   We have not attained profitable operations and are dependent upon obtaining financing. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our current cash will not satisfy our liquidity requirements, and we will require additional financing to pursue business activities.   We intend to seek equity and/or debt financing to fund our operations over the next 12 months. However, additional equity or debt financing may not be available to us on acceptable terms or at all and, thus, we could fail to satisfy our future cash requirements.

There is substantial doubt that we can continue as an on-going business for the next 12 months, unless we obtain additional cash. Our only source for cash to be used to implement our business plan at this time is investments or loans by others. We must raise cash to implement our strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting for the period covered by this Quarterly Report.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

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
*      Included in Exhibit 31.1
**    Included in Exhibit 32.1
***  Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ample-Tee, Inc.

BY:

/s/ J. Edward Daniels
J. Edward Daniels
President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated:  April 19, 2016