Form 10-Q
period 2016-05-31
AIRBORNE WIRELESS NETWORK
filed 2016-06-30
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-179079

AIRBORNE WIRELESS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	27-4453740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4115 Guardian Street, Suite C, Simi Valley, California 93063

(Address of principal executive offices) (Zip Code)

(805) 583-4302
(Registrant's telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant's Common Stock as June 22, 2016 was 114,097,796 shares of common stock, $0.001 par value, issued and outstanding.

AIRBORNE WIRELESS NETWORK

QUARTERLY REPORT ON FORM 10-Q

2

AIRBORNE WIRELESS NETWORK

(FORMERLY AMPLE-TEE, INC.)

CONDENSED FINANCIAL STATEMENTS

May 31, 2016

(Unaudited)

AIRBORNE WIRELESS NETWORK

(FORMERLY AMPLE-TEE, INC.)

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$5,427
Total Current Assets	-	5,427

TOTAL ASSETS	$-	$5,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Indebtedness	$542	$-
Accounts payable and accrued liabilities	24,461	33,782
Due to related party	8,260	6,352
Total Current Liabilities	33,263	40,134

TOTAL LIABILITIES	33,263	40,134

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 114,097,796 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	114,098	114,098
Capital deficiency	(61,201)	(98,758)
Share subscription receivable	-	(2,500)
Accumulated deficit	(86,160)	(47,547)
Total Stockholders' Deficit	(33,263)	(34,707)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIRBORNE WIRELESS NETWORK

(FORMERLY AMPLE-TEE, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	11,736	3,525	33,716	11,575
Office and general	1,965	800	4,897	1,795
Total operating expenses	13,701	4,325	38,613	13,370

Net loss from operations	(13,701)	(4,325)	(38,613)	(13,370)

Net loss	$(13,701)	$(4,325)	$(38,613)	$(13,370)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	114,097,796	114,097,796	114,097,796	114,097,796

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIRBORNE WIRELESS NETWORK

(FORMERLY AMPLE-TEE, INC.)

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,613)	$(13,370)

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	24,461	13,275
Bank indebtedness	542	-
Net Cash Used in Operating Activities	(13,610)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	8,183	95
Net Cash Provided By Financing Activities	8,183	95

Net decrease in cash and cash equivalents	(5,427)	-
Cash and cash equivalents, beginning of period	5,427	5,427
Cash and cash equivalents, end of period	$-	$5,427

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Subscription receivable	$2,500	$-
Related party loan forgiven to contributed capital	$40,057	$-
Related party assumption of accounts payable	$33,782	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIRBORNE WIRELESS NETWORK

(FORMERLY AMPLE-TEE, INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2016

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2015, audited financial statements included in Form 10-K/A. The results of operations for the periods ended May 31, 2016, and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $86,160. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2016, and August 31, 2015, the Company had $0 and $5,427 cash and cash equivalents, respectively. As of May 31, 2016, the Company's bank account was overdrawn by $542.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2015, the Company received advances from a former Officer in the amount of $33,705 to pay for accounts payable. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. All amount of due to related party were forgiven and the Company recorded $40,057 as additional paid in capital.

As of May 31, 2016, and August 31, 2015, the Company owed an Officer $8,260 and $6,352, respectively.

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

The Company

Airborne Wireless Network (formerly known as Ample-Tee, Inc.) ("we," "us," "our" the "Company") is, currently, seeking opportunities for the acquisition of assets. We have not yet entered into any definitive agreement regarding the acquisition of assets, and there can be no assurance that we will be able to enter into any such definitive agreement.

Upon the consummation of an acquisition of assets our present management may no longer retain a majority control of the Company. In addition, it is possible that one or more new officers and directors would join the Company.

We anticipate that the selection of possible assets will be complex and without certainty of success. Assets may be available in many different industries, which may make the task of comparative investigation and analysis of such assets extremely difficult and complex. Assets that we believe are in the best interests of the Company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate or acquire appropriate assets.

We have not yet entered into any definitive agreement regarding the acquisition of assets. There can be no assurance that we will be able to identify appropriate assets or acquire the financing necessary to enable us to acquire assets if appropriate assets are identified.

Results of Operations

We have not earned any revenues from our incorporation on January 5, 2011, to May 31, 2016.

As of the fiscal quarter ended May 31, 2016, we had no cash on hand and were indebted to our bank for $542. We incurred $13,701 and $38,613 in operating expenses for the three and nine months ended May 31, 2016, respectively. We incurred $4,325 and $13,370 in operating expenses for the three and nine months ended May 31, 2015, respectively. Our operating expenses are primarily for professional fees to maintain our reporting status with the Securities and Exchange Commission. We have not attained profitable operations and are dependent upon obtaining financing. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting for the period covered by this Quarterly Report. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions.We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

PART II – OTHER INFORMATION

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
____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Airborne Wireless Network

Dated: June 30, 2016	By:	/s/ J. Edward Daniels
J. Edward Daniels
President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

