Form 10-K
period 2016-08-31
AIRBORNE WIRELESS NETWORK
filed 2016-12-13
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-179079

AIRBORNE WIRELESS NETWORK
(Exact name of registrant as specified in its charter)

NEVADA	27-4453740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4115 Guardian Street, Suite C, Simi Valley, California 93063

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 583-4302

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of February 29, 2016, the last business day of the Registrant’s most recently second fiscal quarter, was approximately $3,299,758. Solely for purposes if this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The number of shares of the Registrant's $0.001 par value outstanding common stock as of December 9, 2016, was 77,770,954.

AIRBORNE WIRELESS NETWORK

ANNUAL REPORT ON FORM 10-K

PART IV

Item 15	EXHIBITS AND FINANICIAL STATEMENT SCHEDULES	46

Forward-Looking Statements

This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates,” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise, except as required by law.

PART I

ITEM 1- BUSINESS

Overview

AIRBORNE WIRELESS NETWORK. (“we”, “us,” or “our” the “Company”) was formed as a Nevada corporation on January 5, 2011, with the name Ample-Tee to engage in the business of promoting, marketing, selling, and distributing hard to find ergonomic products for the physically disabled.

On September 31, 2011, we changed our name to Ample-Tee, Inc.

On May 19, 2016, we changed our name to Airborne Wireless Network. We changed our name to Airborne Wireless Network to better associate us with the aviation industry.

On October 20, 2015, our president, J. Edwards Daniels, purchased from Lawrence Chenard, our former president, 84,400,000 our shares of common stock for a purchase price of $250,000.

On August 3, 2016, we acquired from Apcentive, Inc., a Nevada corporation (“Apcentive”), all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related support materials, continuations, amendments, updates, and contemplated updates and amendments (collectively, the “Patent”). The Patent relates to a new use for already existing fleets of commercial aircraft to replace low-earth orbit communication satellites.

On August 3, 2016, we acquired from Apcentive the trademark “Infinitus Super Highway” (the “Trademark”).

The consideration for the Patent and the Trademark is (i) 40,000,000 shares of our common stock and (ii) a royalty in the amount of 1.5% of the net cash we received from the promotion, marketing, sale, licensing, distribution, and other exploitation of the Patent. A copy of the agreement pursuant to which we acquired the Patent and the Trademark is attached as an exhibit to that Current Report on Form 8-K/A filed on October 21, 2016, with the Securities and Exchange Commission (the “SEC”).

As of August 7, 2016, we entered into a written consulting agreement with C. Neal Monte, pursuant to which Mr. Monte will serve as our FAA Designated Engineering Representative. In that capacity, Mr. Monte will consult with us regarding the development of data and analysis to support FAA Civil Certification of our fully-meshed airborne wireless communication network. A copy of that agreement is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on August 16, 2016.

On August 8, 2016, we entered into a written Memorandum of Understanding with Concept Development, Inc., a leading aerospace engineering and design firm, pursuant to which Concept Development Inc. will provide us technical expertise regarding the preparation of systems drawings, designing, and manufacturing the onboard hardware and components, and providing software development support for our fully-meshed airborne wireless communication network. A copy of that memorandum is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on August 11, 2016.

On August 9, 2016, we retained the services of Alex Sandel as the chairman of our Advisory Board.

On August 11, 2016, we canceled the issuance to J. Edward Daniels of 80,000,000 shares of our common stock. A copy of the agreement pursuant to which we cancelled that issuance is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on August 11, 2016.

On August 19, 2016, we hired Marius D. de Mos as our Vice President of Technical Affairs and Development.

On August 30, 2016, we entered into a written Memorandum of Understanding with Jet Midwest Group, LLC, pursuant to which Jet Midwest Group, LLC will provide to us the use of aircraft for the purpose of enabling us to complete the FAA certification process. A copy of that memorandum is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on September 1, 2016.

We have not earned any revenues to date.

Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. There is the possibility that we may never be able to license the Infinitus product to successfully complete our plan of operation. If we are not capable of building a market for the Infinitus product, all funds that we spend on development will be lost.

We are a developmental stage company with a principal business of developing, marketing and licensing a wholesale fully meshed high speed broadband airborne wireless network by linking commercial aircraft in flight, which will be the first and only fully-meshed true airborne broadband system, and which is known as the (“Infinitus”). Infinitus will use commercial aircrafts as hubs or “mini-satellites,” rather than traditional satellites or terrestrial systems. We believe that Infinitus will become the future of airborne communications network.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.

Plan of Operations

Our business plan contemplates the development, promotion and licensing of Infinitus, a wholesale fully-meshed broadband digital carrier network, which is the first and only true airborne broadband network providing connectivity for worldwide broadband carrier services using commercial aircraft, which is an effort to reduce significantly internet problems associated with traditional air-to-ground and satellite based airborne communications providers. Infinitus is the first broadband fully meshed network using high level patented technology to bring speed and reliability in the air.

We intend to become a significant global wholesale communication carrier. We intend to sell wholesale bandwidth to the world’s top telecom and internet services providers using Infinitus, which will enable participating aircraft to act as airborne repeaters or routers, sending and receiving broadband signals from one aircraft to the next, which will create a digital superhighway in the sky. We do not intend to become a service provider to individual airline passengers.

Our operations to date have been devoted primarily to start-up business development activities. Our president has performed activities such as:

•	Negotiating a relationship with a leading aerospace engineering design and manufacturing firm, which contemplates that firm will provide to the Company technical expertise regarding the preparation of systems drawings, designing and manufacturing the onboard hardware and components, and providing software development support.

•	Negotiating a relationship with an appropriate aircraft firm, which contemplates that firm will provide us with the use of 2 aircraft, for the purpose of enabling us to complete the FAA certification process.

•	Negotiating with various persons an employment and consulting relationships, with appropriate management and technical personnel.

•	Negotiating the acquisition from Apcentive, Inc., a California corporation (“Apcentive”), of certain intellectual property, which consists of a patent and a trademark, which are essential for our operations.

•	Negotiating a relationship with a certification and engineering firm pursuant to which that firm shall support the Company in the development of data and analysis to support FAA Civil Certification of Infinitus.

We have no plans to change our plan of operations.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.

We anticipate that our revenues would come from “facilitating global high-speed data communications” using Infinitus. We anticipate that our primary customers will be global communication, wholesalers, data wholesalers, VOIP carriers, and government agencies (FAA, DOD, TSA, etc.). As of the date of this Annual Report on Form 10-K, we have not licensed Infinitus.

It is anticipated that with Infinitus, key markets which are currently underserved, such as maritime, rural and remote locations, will now have the ability to connect reliably on a global scale. Reaching previously unserved and inaccessible rural markets is a positive off shoot of Infinitus.

Much of the air traveling public is familiar with traditional airborne services as many airlines offer “Wi-Fi” services. The integrity of those services depends on a single link, either accessing a cellular-tower, or a satellite. This limits customer usage to non-real time services. There simply is not enough bandwidth. Accordingly, service is often interrupted and slow, due to an infrastructure not designed to handle the demand for data traffic. The reason for slow data-rates is that data is “stored and forwarded,” meaning the onboard host holds the data until the next link is available. With Infinitus, “real connectivity” is expected almost 100% of the time, as there are multiple simultaneous data-connections (as with a spider’s web), so the system does not rely on a single link.

By commercializing Infinitus, the Company anticipates that it would enable its future wholesale customers to minimize their infrastructure development time and costs, minimize their land purchase requirements and right of way negotiations and associated costs, and help these clients increase their systems reliability (no more stolen or damaged transport-cabling, fewer weather-related outages, etc.)

Because Infinitus is typically used at mid-level altitudes (20,000 to 40,000 feet), it has many inherent advantages over satellites. Those altitudes provide us with the primary advantage of being able to reuse operating spectrum. Nature limits the range of signals based upon the curvature of the earth, allowing the same frequencies to be reused beyond the horizon.

Our ability to assign operating frequencies dynamically and the ease and cost effective ways in which we can service and/or upgrade our equipment, unlike high altitude solutions, should provide us a steady leading role in the ever expanding broadband industry.

As the proliferation of mobile devices has grown, so too has the dependency on these and the need, or rather demand, for more bandwidth. Regardless of application; airborne, maritime or remote, with current technology, there simply is not enough available bandwidth to adequately support that growth. Once fully commissioned, our wholesale carriers should be able to provide this “demanded-connectivity” worldwide.

Limited satellite bandwidth, combined with the inherent air-to-ground connectivity challenges of current solutions, underscores the challenges to meet current expectations. Add the significant limitations of current technology, especially when it involves trans-oceanic journeys, we believe that the desire for new, comprehensive solutions is very clear.

With the exception of outages due to heavy rainstorms, current infrastructure is perfectly capable to support “one-way-broadcasts (transmissions)” of TV signals and movies. Also, it can support duplex (two-way) Internet connectivity on a very limited basis. In spite of these severe limitations, there has been a growing demand for Internet connectivity and “slow connections” as well as “waiting to connect” are commonplace today, and acceptance of these problematic systems has become the norm, rather than the exception.

Finding cost effective solutions for reaching the maritime, rural and airborne customers remains one of the primary challenges of VOIP/data-wholesalers today. The cost to build cellular networks across sparsely populated areas remains out of reach when considering the “Average Revenue Per User” for these desolate populations.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and our shareholders may lose their entire investments.

We anticipate that we will need approximately $10,500,000 to fund our operations for the next 12 months. We anticipate that we will obtain that amount from sales of shares of our common stock; provided, however, we cannot guarantee that we will be able to sell a sufficient number of shares of our common stock to raise that amount, or any amount whatsoever. In the event we do not receive cash sufficient to fund our operations, our operations may be reduced or eliminated completely.

We anticipate requiring approximately $5,000,000 for leasing of plane assets, hanger space, equipment purchases, and hardware costs for the development of prototypes and for testing of equipment during the next 12 months. Of this $5,000,000, we anticipate $1,600,000 for the purchase of equipment and 1,400,000 for other prototype development hardware for research and development.

Products and Services

Infinitus is for use for already existing fleets of commercial airline aircraft to replace low-earth orbit communication satellites. Infinitus will provide low-cost, broadband wireless communication infrastructure among points-to-points accomplished by using and modifying existing, small, lightweight low power, low cost microwave relay station equipment onboard the commercial airline aircraft. Each equipped aircraft would have a broadband wireless communication link (within line-of-sight coverage ranges) to one or more neighboring aircraft or ground stations and form a chain of seamless airborne repeaters providing broadband wireless communication gateways along the entire flight path. Those broadband wireless communication services also provide for customer onboard in-flight as well as customers overboard, along the line-of-sight ranges of flight path from the commercial airline aircraft.

Nearly 100% real-time (not store and forward) traditional technologies suffer from “single points of failure.” With Infinitus, if a link is interrupted the signal is redirected to the next participating aircraft, ship or earth station in the chain. Infinitus is designed with the security of meshed, redundant data-paths.

Infinitus is expected to be extremely robust, as it is a “fully-meshed” network, which utilizes commercial aircraft as its hubs. It also uses a proportionally smaller number of “earth-stations” as its “up/down-links.”

As new software becomes available, Infinitus can be easily updated. When new and more efficient data-transmission technologies emerge, upgrading Infinitus can be as easy as replacing a single module, and the system is ready for “the future.” Infinitus is never obsolete. Satellite technology, on the other hand, in most cases, has already been surpassed by the time a satellite is launched. These cannot be upgraded or serviced once launched.

It is anticipated that Infinitus would be the first and only airborne broadband fully meshed digital network, using patented technology, to bring speed and reliability to the far corners of the earth.

As many as 27,000 airborne aircraft could be circling the earth, each of which could be considered a “flying cell tower.” Each cell-tower (airplane) is wirelessly linked to the next one (meshed). Only a few aircraft in the mesh would be connected to the ground. This would create one of the largest wholesale carrier network pipelines in the world.

Because Infinitus is typically used at mid-level altitudes (20,000 to 40,000 feet), it has many inherent advantages over satellites. Those altitudes provide us with the primary advantage of being able to reuse operating spectrum. Nature limits the range of signals based upon the curvature of the earth, allowing the same frequencies to be reused beyond the horizon.

Our ability to assign operating frequencies dynamically and the ease and cost effective ways in which we can service and/or upgrade our equipment, unlike high altitude solutions, should provide us a steady leading role in the ever expanding broadband industry.

Market

We believe that the market for Infinitus is worldwide and has the potential of growing almost exponentially, as our relationships with synergetic companies around the world increase. Each additional aircraft coming “on-line” increases the coverage-area and data-throughput of Infinitus. We intend to develop relationships rural and maritime markets, as well. Additionally, the growth of the drone industry and the FAA’s need to offer control these “beyond the horizon” (which is currently unavailable), could provide us a marketing opportunity, as we would be able to supply the required IP and location-based support, and monitor and facilitate growth. Traditional cell and satellite services cannot adequately reach and fully support this growing industry and its ever expanding demands.

We plan to engage commercial airlines, including passenger and freight operators, as connected partners. The key to our success will be our ability to engage those airlines as connected partners.

We have identified a number of strategic customers that would be instrumental to our success. By reaching out to the customers we have begun our marketing efforts. Additionally, our certification work with the FAA, also, provides us with access to other government agencies with respect to services which we could provide.

Customers

We believe that we will not depend on one or a few major customers.

As it is a “wholesale-pipeline” and not a “consumer product,” our customers are expected to be larger communications and Internet Service Providers. Our potential customers are a known and finite group, with the exception of the drone marketplace. There is a potential in the drone industry as we would work closely with the FAA to develop the standards for “safe” drone control.

Below are some of our anticipated customers:

•	Wholesale Airline Network Access
•	Rural Network Access
•	Maritime AccessDrone Network Access/Safe Drone control beyond the horizon

•	Private Business Jet Network Access
•	Government Services
•	Air Traffic Control Access (far beyond the capabilities of Next-Gen)
•	Comprehensive Airline Monitoring Access (far beyond the capabilities of Next-Gen)
•	Business Jet Communications/Internet Service Providers
•	Disaster Aid Providers
•	Oil Drilling Platforms

Marketing

Our core marketing strategy involves establishing a number of close partnerships with businesses that are well-known multinationals, in order to minimize our “time to market.” Several of those relationships are expected to be with our primary wholesale customers, delivering their services over our network, Initial discussions have demonstrated tremendous interest in Infinitus and a strong desire to participate from airlines, aircraft owners (leasing and refurbishing companies) to equipment providers.

From our establishment of strategic suppliers to the alignment with jetliner owners/participants for our testing and prototyping, each relationship could provide opportunities for marketing our services.

Competition

The proprietary nature of Infinitus allows us to create a unique broadband network, which currently is not available in the market-place.

There are a number of “possibly competing systems,” which rely on launching large numbers (thousands) of small satellites. However, commercializing these may not be economically or environmentally feasible, as most of these would increase the already damaging amounts of space-junk, which in turn could jeopardize the very future they envision.

Most of the potential “competitors” may more likely become partners, rather than adversaries, as we can offer what no other company can.

“Potential competitors” are:

•	Inmarsat satellites
•	Traditional communications and broadcast satellites
•	Facebook, using drones (which may be infringe on our patent)
•	Google, using drones or balloons (which may infringe on our patent)

In a pre- Infinitus environment, satellites (despite their many disadvantages and huge environmental impact), are the only solution to solving the world’s ever growing need for communications and connectivity.

Inmarsat is a leader in the providing of satellite based communication services to the maritime industry, but it suffers from inadequate bandwidth and needs many more satellites to resolve this issue.

Facebook is attempting to create a network in the sky utilizing drones with wingspans the size of 737/757 aircraft. As of yet, it has not passed its beginning testing, and indications by regulatory agencies are that (and probably infringe on our patent) these cannot be certified for use inside of the United States.

Google is attempting to create a network in the sky utilizing balloons and drones. It has had a number of technological setbacks and is likely infringing on our patented technology.

While in theory, each of these could be considered a competitor, we believe that, due to the benefits of Infinitus, these “competitors” would quickly realize that utilizing Infinitus’ network would be a win/win for all.

We believe that the closest approach to Infinitus is Facebook's proposed use of drones to provide network coverage. This approach resembles Infinitus, with two major differences. First, the use of large, unmanned drones (with wingspans the size of a 737/757 aircraft) flying overhead, solely depending on solar power, seem not to be the safest method (especially, as similar government and military drones have unexplainably crashed). Second, we have a U.S. patent, which is recognized by most of the world’s nations, and protects Infinitus; our competitors do not own a similar patent, nor do they have a license to use our patent, and, therefore, their use of technology similar to Infinitus would likely infringe on our intellectual property.

Employees

As of August 31, 2016, we had 2 employees. Our officers, director and employees are responsible for all planning, development and operational duties and will continue to do so throughout the early stages of our growth. Additionally, we utilize the services of consultants to assist with the development of our business. Human resource planning will be a part of an ongoing process that will include regular evaluation of our operations. We intend to hire additional employees at such time as we determine it is appropriate. We can provide no assurance or guarantee on the date on which we will hire additional employees.

Employment Agreements

On August 19, 2016, we entered into with Marius D. de Mos a written employment agreement pursuant to the provisions of which Mr. de Mos shall serve as our Vice President of Technical Affairs and Development. A copy of that agreement is attached as an exhibit to that Current Report on this Form 8-K filed with the SEC on August 26, 2016.

As of August 7, 2016, we entered into with C. Neal Monte a written Consulting Agreement pursuant to which Mr. Monte shall serve as FAA Designated Engineering Representative. A copy of that agreement is attached to that Current Report on Form 8-K filed with the SEC on August 16, 2016.

Other than as specified above, as of August 31, 2016, we are not party to written or verbal employment or consulting agreements.

Intellectual Property and other Proprietary Rights

Our intellectual property consists of (i) U.S. patent No. 6,285,878 B1, which is for a new use for the already existing fleets of commercial aircraft to replace low orbit communication satellites, and (ii) the trademark “Infinitus Super Highway.” The expiration date for that patent is September 4, 2018, and the expiration date of that trademark is June 11, 2025.

To ensure our intellectual property remains under tight control, we have partnered with California-based Concept Development, Inc., an aerospace manufacturing and development firm, for our airborne equipment needs. We are developing our own custom airborne antennas with Tyco Electronics (TE Aerospace Defense and Marine), and all equipment designs will remain our exclusive property. All of our proprietary software development will be done under the strict guidance of our chief software engineer. Although we intend to use several well-qualified consultants, no single outside person will be allowed to have access to our core software.

Effect of Government Regulations

We require FAA supplemental certification for mounting Infinitus on aircraft. We are in the process of obtaining that certification. In that regard, we are utilizing our FAA certification plan to install Infinitus on Boeing 757-200 test aircraft, and we expect completion of this certification to be obtained within 6 to 9 months. After we receive that certification, additionally, similar certificates will be added to each aircraft type, a simple process after initial approval is obtained.

In additions to that certificate, we intend to obtain from the FAA approval for us to become an improved manufacturer of our system, which includes the entire component supply chain, including outside vendors under the control of an FAA authorized company controlled and maintained quality system.

Additional, we are seeking from FAA certification regarding non-interference of Infinitus with onboard critical aircraft operating components. The FAA has established a standard certification process by which, if followed, project certification is all but guaranteed. Next, we shall seek approval from the FAA as an essential aircraft system for flight operations. FAA approval will allow us to move into the cockpit and provide critical Air Traffic Control and airline aircraft flight operation services.

We are subject to FCC approval of our operating frequency, to ensure we do not interfere with existing satellite and ground based communications.

Research and Development Activities

Other than time spent researching our proposed business, we have not spend any funds on research and development activities to date.

Compliance with Environmental Laws

Currently, we believe that we will incur no costs related to compliance with environmental laws, as we expect our operations will have no effect on the environment.

Change in Control of Our Company

We do not know of any arrangements that might result in a change in control of the Company.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is State Agent and Transfer Syndicate, Inc., 112 N. Curry Street, Carson City, Nevada 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS Section 14.020(2).

Transfer Agent

We have engaged the service of Columbia Stock Transfer, 1869 E. Seltice Way, Suite 292, Post Falls, Idaho 83854, to act as our transfer agent and registrar.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. Our principal executive office is located at 4115 Guardian Street, Suite C, Simi Valley, California 93063. Our telephone number is (805) 583-4302. The lease for that office is a month-to-month basis, with two-month notice to vacate provision, and we pay $1,750 for 1,100 square feet.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades of the OTCQB under the symbol “ABWN.”

Price Range of Common Stock

The following table shows low and high sales price for the Company’s common stock for the last eight fiscal quarters.

	Low Sales Price	High Sales Price
FY15:
Quarter ended November 30, 2014	*	*
Quarter ended February 28, 2015	*	*
Quarter ended May 31, 2015	*	*
Quarter ended August 31, 2015	*	*
FY16:
Quarter ended November 30, 2015	0.10	0.11
Quarter ended February 29, 2016	0.11	0.11
Quarter ended May 31, 2016	0.11	0.11
Quarter ended August 31, 2016	0.25	0.97

_________________

* No trades for that quarter. Our first trade occurred on October 19, 2015

Recent Sales of Unregistered Securities

On or about August 4, 2016, we issued to Apcentive 40,000,000 shares of our common stock as consideration and in exchange for the Patent and the Trademark. Those shares were issued in a transaction not involving a public offering of securities and, therefore, exempt from the prospectus and registration delivery requirements of the Securities Act of 1933 pursuant to that exemption specified by the provisions of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

Holders

As of December 6, 2016, we had 31 shareholders.

Common Stock

As the date of this Form 10-K, the outstanding number of shares of our common stock was 74,097,796. All our outstanding common shares are fully paid and non-assessable.

Our shareholders are entitled to one vote for each share of our common stock owned on any and all matter brought forth at a shareholders’ meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire board of directors. Therefore, any shareholder or shareholders, cumulatively, with less than 50% cannot elect any director to the board of directors on their won. Pursuant to the provisions of Section 78.320 if the Nevada Revised Statues (the “NRS”) at least one percent of the outstanding shares of stock entitled to vote must be present, in person or by proxy, at any meeting in favor of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors are elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes such as the liquidation of all our assets, mergers or amendments to our Articles of Incorporation require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights, no conversion rights and no subscription rights. There are no redemption or sinking fund provisions applicable to our common stock.

Preferred Stock

At present, we have no preferred stock authorized.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the 3 months preceding a contemplated sale and has been the beneficial owner of our shares for at least 6 months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year that can be eliminated after a one-year hold period.

Whereas an individual who is deemed to be our affiliate and has beneficially owned our common shares for at least 6 months can sell his or her shares in a given 3 month period as follows:

1.	One percent of the number of shares of our common stock then outstanding, or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

As of the date of this Form 10-K, we are a shell company. Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless that company:

has ceased to be a shell company;

is subject to the Securities Exchange Act of 1934 (the “Exchange Act”) reporting obligations;

has filed all required Exchange Act reports during the preceding 12 months; and

at least one year has elapsed from the time that company filed with the SEC current Form 10 type information specifying its status as an entity that is not a shell company.

As a result, any person initially issued shares of our common stock, excluding those shares registered in our effective registration statement, may not be entitled to sell such shares until the above conditions have been satisfied. Upon satisfaction of these conditions, such sales by our affiliates would be limited by manner of sale provisions and notice requirements and the availability of current public information, about us as set forth above.

Cash Dividends

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Our shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Outstanding Stock Options, Purchase Warrants and Convertible Securities

On or about August 7, 2016, we issued to C. Neal Monte, our FAA Designated Engineering Representative, a life time option to purchase 50,000 shares of our common stock at a purchase price of $0.50 per share, which option issuance vested on August 7, 2016.

On or about August 19, 2016, we issued to Marius de Mos our Vice President of Technical Affairs and Development, (i) an option to purchase 1,500,000 shares of our common stock at a per share price of $0.75, which option will vest on August 19, 2017, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; (ii) an option to purchase 1,500,000 shares of our common stock at a purchase price of $1.25, which option will vest on August 19, 2018, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; and (iii) an option to purchase 1,500,000 shares of our common stock at a per share price of $2.00, which option will vest on August 19, 2019, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement.

Equity Compensation Plans, Bonus Plans

We have no such plans. None have been approved. We have no Compensation Committee.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

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

Our auditor’s report on our August 31, 2016, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officers and director may be unwilling or unable to lend or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

The Company has no current plans, preliminary or otherwise, to merge with any other entity.

Results of Operations – Year Ended August 31 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31, 2016 and 2015, which are included herein.

Our operating results for the year ended August 31, 2016 and 2015, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
Statement of Operations Data:	August 31, 2016	August 31, 2015

Revenues	$-	$-
Total operating expenses	168,323	17,452
Other income	-	17,288
Net loss	$(168,323)	$(164)

We have not earned any revenues from our incorporation on January 5, 2011 to August 31, 2016.

Net loss was $168,323 for year ended August 31, 2016, and $164 for the year ended August 31, 2015. The increase in operating expenses during the year ended August 31, 2016, was primarily due to increase in accounting, audit, legal and professional fees for SEC filings and stock based compensation from stock options granted to employees. Other income for the year ended August 31, 2015, is related to gain on debt extinguishment of $17,288.

We incurred $168,323 and $17,452 in operating expenses for the year ended August 31, 2016 and 2015, respectively. Our operating expenses are primarily for professional fees to maintain our reporting status with the Securities and Exchange Commission and stock based compensation from stock options granted to the employees. We have not attained profitable operations and are dependent upon obtaining financing and have historically relied on loans from related parties. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

	Year Ended
Balance Sheet Data:	August 31, 2016	August 31, 2015

Cash	$809	$5,427
Bank indebtedness	$1,985	$-
Working capital deficiency	$90,664	$34,707
Total assets	$9,976	$5,427
Total liabilities	$100,640	$40,134
Total stockholders’ deficit	$90,664	$34,707

As at August 31, 2016, our current assets were $9,976 and our current liabilities were $100,640, which resulted in a working capital deficiency of $90,664. As at August 31, 2016, current assets were comprised of $809 in cash and $9,167 in prepaid expenses, compared to $5,427 in cash at August 31, 2015. As at August 31, 2016, current liabilities were comprised of $1,985 in bank indebtedness, $53,290 in accounts payable, and $45,365 in due to related parties, compared to $33,782 in accounts payable and $6,352 in due to related parties at August 31, 2015.

As of the year ended August 31, 2016, we were indebted to our bank for $1,985. Our current cash will not satisfy our liquidity requirements, and we will require additional financing to pursue business activities. We intend to seek equity and/or debt financing to fund our operations over the next 12 months. However, additional equity or debt financing may not be available to us on acceptable terms or at all and, thus, we could fail to satisfy our future cash requirements. In that regard, we have raised $1,708,000, from the issuance of 2,135,000 shares of our common stock through December 6, 2016 (see Item 9B in this Annual Report on Form 10-K).

There is substantial doubt if we can fully develop our business plan and continue as an on-going business for the next 12 months, unless we obtain additional cash. Our only source for cash to be used to implement our business plan at this time is investments or loans by others. We must raise cash to implement our strategy.

If we cannot raise additional proceeds by private placements of our common stock or debt financing, we could be required to cease business operations. As a result, investors would lose all of their investments.

Cash Flow Data:

	Year Ended
	August 31, 2016	August 31, 2015

Cash Flows used in Operating Activities	$(49,906)	$(4,145)
Cash Flows provided by Financing Activities	$45,288	$4,145
Net Decrease in Cash During Period	$(4,618)	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2016, net cash flows used in operating activities was $49,906, consisting of a net loss of $168,323 and was offset by stock based compensation of $72,309, an increase in prepaid expenses of $9,167, an increase in accounts payable of $53,290, and an increase in bank indebtedness of $1,985. For the year ended August 31, 2015, net cash flows used in operating activities was $4,145, consisting of a net loss of $164 and was offset by gain on extinguishment of debt of $17,288, and an increase in accounts payable of $13,307.

Cash Flows from Financing Activities

For the years ended August 31, 2016, and 2015, we received $45,288 and $4,145, respectively, as loans from related parties for paying operation expenses on our behalf.

Anticipated Cash Requirements

We estimate that our expenses to fully develop of plan of operations over the next 12 months, will be approximately $10,500,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Expenses
Legal and accounting	$2,500,000
Prototype development hardware and plane modifications	1,400,000
Plane lease expenditures	2,000,000
Capital expenditures	1,600,000
Labor costs	2,000,000
Sales, general and administrative	1,000,000
Total	$10,500,000

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. We anticipate SEC compliance costs for accounting, legal, and other miscellaneous fees, to be approximately $200,000 for the next 12 months.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for options granted and the valuation for the common stock issued for intellectual property, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2016 and 2015 was estimated using the average historical volatility of three public companies offering services in the same industry classification. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $215,870 through August 31, 2016 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the financial statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AIRBORNE WIRELESS NETWORK

AUDITED FINANCIAL STATEMENTS

August 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Airborne Wireless Network

4115 Guardian Street, Suite C,

Simi Valley, California 93063

We have audited the accompanying balance sheet of Airborne Wireless Network as of August 31, 2016 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airborne Wireless Network as of August 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continuing losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Farmington, Utah

December 13, 2016

PERSONAL FINANCIAL PLANNING,

BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Airborne Wireless Network (fka Ample-Tee, Inc.)

Simi Valley, California

We have audited the accompanying balance sheet of Airborne Wireless Network (fka Ample-Tee, Inc.) as of August 31, 2015 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airborne Wireless Network (fka Ample-Tee, Inc.) as of August 31, 2015 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

December 1, 2015, except Note 6, which is dated February 10, 2016

Las Vegas, Nevada

3145 E. Warm Springs Road · Suite 200 · Las Vegas, Nevada 89120 · PHONE: (702) 450-2200 · FAX: (702) 369-6099

E-MAIL: ktingle@kyletinglecpa.com

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

	August 31,	August 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$809	$5,427
Prepaid and other current assets	9,167	-
Total Current Assets	9,976	5,427

Total Assets	$9,976	$5,427

Liabilities And Stockholders' Deficit
Current Liabilities
Bank indebtedness	$1,985	$-
Accounts payable and accrued liabilities	53,290	33,782
Due to related parties	45,365	6,352
Total Current Liabilities	100,640	40,134

Total Liabilities	100,640	40,134

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 74,097,796 and 114,097,796 shares issued and outstanding as of August 31, 2016 and 2015, respectively	74,098	114,098
Additional paid-in capital (deficiency)	51,108	(98,758)
Share subscription receivable	-	(2,500)
Accumulated deficit	(215,870)	(47,547)
Total Stockholders' Deficit	(90,664)	(34,707)

Total Liabilities and Stockholders' Deficit	$9,976	$5,427

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

	For the Year Ended August 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Professional fees	90,483	17,357
General and administrative expenses	5,531	95
Stock based compensation	72,309	-
Total operating expenses	168,323	17,452

Loss From Operations	(168,323)	(17,452)

Other income
Gain on debt extinguishment and accounts payable	-	17,288

Net Loss	$(168,323)	$(164)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	112,673,138	114,097,796

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Share Subscription	Accumulated
	Shares	Amount	(Deficiency)	Receivable	Deficit	Total
Balance as of, August 31, 2014	114,097,796	$114,098	$(98,758)	$(2,500)	$(47,383)	$(34,543)

Net loss	-	-	-	-	(164)	(164)
Balance as of, August 31, 2015	114,097,796	114,098	(98,758)	(2,500)	(47,547)	(34,707)

Stock issued for acquisition of intellectual property	40,000,000	40,000	(40,000)	-	-	-
Stock cancellation	(80,000,000)	(80,000)	80,000	-	-	-
Contributed capital	-	-	37,557	-	-	37,557
Founder's shares subscription reversed	-	-	-	2,500	-	2,500
Stock options	-	-	72,309	-	-	72,309
Net loss	-	-	-	-	(168,323)	(168,323)
Balance as of, August 31, 2016	74,097,796	$74,098	$51,108	$-	$(215,870)	$(90,664)

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

	For The Year Ended August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,323)	$(164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	72,309	-
Gain on extinguishment of debt	-	(17,288)
Increase in operating assets:	-	-
Prepaid expenses and other assets	(9,167)	-
Increase in operating liabilities:
Accounts payable and accrued expenses	53,290	13,307
Bank indebtedness	1,985	-
Net Cash Used in Operating Activities	(49,906)	(4,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party payables	45,288	4,145
Net Cash Provided by Financing Activities	45,288	4,145

Net decrease in cash and cash equivalents	(4,618)	-
Cash and cash equivalents, beginning of period	5,427	5,427
Cash and cash equivalents, end of period	$809	$5,427

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Related party subscription receivable recorded to contributed capital	$2,500	$-
Related party loan forgiven to contributed capital	$37,557	$-
Related party assumption of accounts payable recorded to contributed capital	$33,782	$-

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Airborne Wireless Network (the “Company”) is a Nevada corporation incorporated on January 5, 2011 under the name Ample-Tee. On September 31, 2011, we changed our name to Ample-Tee, Inc. Effective on May 19, 2016, the Company’s corporate name was changed to Airborne Wireless Network. It is based in Simi Valley, California, USA. The Company’s fiscal year end is August 31.

Our business plan contemplates the development, promotion and licensing of a wholesale fully-meshed broadband digital carrier network, which is the first and only true airborne broadband network providing connectivity for worldwide broadband carrier services using commercial aircraft, which is expected to be free of the Internet problems associated with traditional air-to-ground and satellite based airborne communications providers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $215,870. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2016 and 2015 the Company had $809 and $5,427 cash and cash equivalents, respectively. As of August 31, 2016, the Company had a bank account that was overdrawn by $1,985, and not disclosed as part of cash as it is with another financial institution.

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

The Company's financial instruments consist primarily of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Black-Scholes option valuation model was used to estimate the fair value of common stock options granted to employees. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options (see Note 4).

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Intangible Assets

We account for intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other.” The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over 3 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

The Company issued 40 million shares of common stock for the acquisition of certain intellectual property. Due to the lack of readily available market information and that the shares represented approximately 54% of the outstanding common stock on issuance, the Company hired an independent third party firm to perform a valuation on the acquired intangible assets. It was determined that the fair value of the intangible assets using various inputs and because future economic benefit could not be determined, the intellectual property had no value.

Share-Based Expense

ASC 718, "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $72,309 and $0 for the years ending August 31, 2016 and 2015, respectively.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. For the year ended August 31, 2016 stock options of 50,000 were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive. During the year ended August 31, 2015, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

	Year Ended August 31,
	2016	2015
Net loss available to stockholders	$(168,323)	$(164)
Weighted average number of common shares – Basic and Diluted	112,673,138	114,097,796
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issuances

On August 3, 2016, the Company issued 40,000,000 common shares with a par value of $0.001 to Apcentive, Inc., for Intellectual Property valued at $0 (see Note 2 - Intangible Assets).

On August 11, 2016, the president and sole director of the Company, entered into a written Stock Issuance Cancellation Agreement with the cancellation of 80,000,000 shares at $0.001 par value.

As at August 31, 2016 and 2015, the Company had 74,097,796 and 114,097,796 shares of common stock issued and outstanding, respectively.

NOTE 4 - STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

We granted stock options, which was adopted by our board of directors during August 2016, provides for equity incentives to be granted to certain employees.

The Company did not have any stock options outstanding during the year ended August 31, 2015. During the year ended August 31, 2016, the Company granted the following stock options:

•	On August 7, 2016, the Company granted options to an employee, to purchase 50,000 shares of our unregistered common stock at a price of $0.50 per share, that vested immediately and do not expire. The options had a value of $21,500.

•	On August 19, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on August 19, 2017, $1.25 per share for 1/3 of the shares vesting on August 19, 2018, and $2.00 per share for 1/3 of the shares vesting on August 19, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. On issuance, the options had an aggregate value totaling $2,528,880. Total compensation cost expected to be recognized in future for unvested options at August 31, 2016 amounted to $2,478,071. During the year ended August 31, 2016, the Company charged to operations stock based compensation expense of $50,809.

Stock option activity during the years ended August 31, 2016 and 2015 were as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2015	-	$-	$-	$-
Granted	4,550,000	1.32	2,550,380	21,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2016	4,550,000	$1.32	$2,550,380	$21,000

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at August 31, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of August 31, 2015, the aggregate intrinsic value of options outstanding was $nil, as there are no stock options outstanding. As of August 31, 2016, 50,000 options to purchase shares of common stock were exercisable and the intrinsic value of these options is $21,000. As of August 31, 2016, the intrinsic value of 4,500,000 outstanding options is $nil, as they are not exercisable until August 19, 2017.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the years ended August 31, 2016 and 2015:

	Year Ended August 31,
	2016	2015
Expected term	5.97 - 7.97 years	-
Expected average volatility	179%	-
Expected dividend yield	-	-
Risk-free interest rate	1.17% - 1.58%	-

The following table summarizes information relating to outstanding and exercisable stock options as of August 31, 2016:

Options Outstanding			Options Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
50,000	No expiration	$0.50	50,000	$0.50
4,500,000	6.97	$1.33	-	$-

As of August 31, 2016, the weighted average remaining contractual life of the 50,000 options outstanding are indefinite as they do not expire. These outstanding stock options are exercisable on the grant date Aug 7, 2016. As of August 31, 2016, the weighted average remaining contractual life of the 4,500,000 options outstanding is 6.97 years.

NOTE 5 - INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2016 and 2015 is as follows:

	August 31, 2016	August 31, 2015
Net operating loss carryforward	$215,870	$47,547
Effective Tax rate	35%	35%
Deferred Tax Asset	75,555	16,6417
Less: Valuation Allowance	(75,555)	(16,6417)
Net deferred tax asset	$-	$-

At August 31, 2016, the Company had $215,870 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2031 and 2036. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended August 31, 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

From inception and through to the change of control on October 20, 2015, the Company received advances from a former Director in the amount of $40,057 to pay for operating expenses on behalf of the Company. The former Director forgave $37,557, which was recorded as contributed capital, and the rest of $2,500 was taken against stock subscription owed by him to the Company.

During the year ended August 31, 2016, the Company received advances from shareholders, one of whom is a director and officer of the Company, in the amount of $48,413 to pay for accounts payable, of which the Company repaid $3,125. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

As of August 31, 2016 and 2015, the Company owed to related parties $45,365 and $6,352, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On October 7, 2016, we issued to an employee (i) an option to purchase 1,500,000 shares of our common stock at a per share price of $0.75, which option will vest on October 7, 2017, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; (ii) an option to purchase 1,500,000 shares of our common stock at a per share price of $1.25, which option will vest on October 7, 2018, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; and (iii) an option to purchase 1,500,000 shares of our common stock at a per share price of $2.00, which option will vest on October 7, 2019, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement.

On October 13, 2016, we sold 312,500 shares of our common stock at a purchase price of $0.80 per share, for a total of $250,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase for a period of one year an additional 312,500 shares of our common stock at a purchase price of $1.25 per share.

On October 25, 2016, we sold 312,500 shares of our common stock at a purchase price of $0.80 per share, for a total of $250,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase to for a period of one year an additional 312,500 shares of our common stock at a purchase price of $1.25 per share.

As of October 25, 2016, we entered into with ZapZorn, a California corporation (“ZapZorn”), a written media services agreement, pursuant to which ZapZorn shall create for our benefit certain media services and assist us to build our brand using ZapZorn’s relationships, artistic skills and digital creativity to make a digital mark through television, web and interactive advertising. As compensation for the services to be provided by ZapZorn to us pursuant to that agreement, we have agreed to (i) pay ZapZorn a monthly fee of $2,500 for a period of six months and (ii) issue to ZapZorn 150,000 shares of our common stock valued at $1.00 per share.

On October 25, 2016, we issued 10,000 shares of our common stock at a purchase price of $0.80 per share, for a total of $8,000. Additionally, we granted to the purchaser of those shares a warrant to purchase 10,000 shares of our common stock at a purchase price of $1.25 per share.

On October 31, 2016, we entered into an agreement with Jet Midwest Group, LLC a written Services and Compensation Agreement pursuant to which Jet Midwest Group, LLC agreed to provide us with two aircrafts to enable us to complete our testing and obtain the necessary certifications for Infinitus and the equipment related thereto which shall be installed on such aircraft. Pursuant to that agreement, we issued to JetMidwest Group, LLC 1,250,000 shares of our common stock, as consideration for the services of JetMidwest Group, LLC contemplated by the provisions of that agreement.

On November 1, 2016, we issued to an employee (i) an option to purchase 1,500,000 shares of our common stock at a per share price of $0.75, which option will vest on November 1, 2017, and will terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; (ii) an option to purchase 1,500,000 shares of our common stock at a per share price of $1.25, which option will vest on November 1, 2018, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; and (iii) an option to purchase 1,500,000 shares of our common stock at a per share price of $2.00, which option will vest on November 1, 2019, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement.

As of November 2, 2016, we entered into with IRTH Communications, LLC, a Nevada limited liability company (“IRTH”), a written services agreement pursuant to which IRTH shall perform for our benefit certain public relations, Internet development, communications and similar services. As compensation for the services to be provided by IRTH to us pursuant to that agreement, we have agreed to pay IRTH a monthly non-refundable retainer of $7,500. We paid the initial payment on the date of execution of that agreement. Additionally, we have agreed to pay eleven (11) subsequent monthly payments each in the amount of $7,500. Pursuant to that agreement, we have agreed to issue to IRTH and/or its assignee as a single one time retainer payment, that number of shares of our common stock which shall be valued at $100,000, determined by the average closing price of our common stock on its principal exchange for the ten (10) trading days immediately prior to the day of execution of that agreement.

On November 11, 2016, we issued to IRTH 125,000 shares of our common stock, for services.

On November 16, 2016, we entered into with Eurasian Capital, LLC, a Delaware limited liability company (“Eurasian”), a written agreement pursuant to which Eurasian will provide to us certain institutional funding and market awareness and public relation services. As compensation to Eurasian for its services provided pursuant to that agreement, we agreed to issue to Eurasian as a “commencement retainer” that number of shares of our common stock which are equal in value to $10,000, which value shall be determined by the prevailing “Bid” price of our common stock as of the day of issuance. Accordingly, on November 16, 2016, we issued to Eurasian 13,158 shares of our common stock.

On November 22, 2016, we sold 1,500,000 shares of our common stock at a purchase price of $0.80 per share, for a total of $1,200,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase for a period of one year an additional 1,500,000 shares of our common stock at a purchase price of $1.25 per share.

The Company has evaluated other subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no additional events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 5, 2016, Kyle Tingle, CPA, LLC, resigned as our independent registered public accounting firm. The reports as Mr. Tingle regarding our consolidated financial statements for the fiscal years ended August 31, 2015 and August 31, 2014, did not contain an adverse opinion or disclaimer of opinion and/or not qualified or modified as to uncertainty, audit scope or accounting principles. During those fiscal years and the subsequent interim period through November 30, 2015, there were no disagreements with Mr. Tingle regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure.

On April 11, 2016, we engaged Pritchett, Siler & Hardy, P.C. (“Pritchett”) as our new independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2016.

During our fiscal years ended August 31, 2015, and August 31, 2014, and the subsequent interim period from September 1, 2015, through November 30, 2015, we have not consulted with Pritchett regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered regarding our financial statements, and Pritchett did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(i)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(i)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures. which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our Principal Executive Officer, the Principal Financial Officer and our auditor.

•

Form an audit committee that will establish policies and procedures that will provide our board of directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

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

As of August 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of August 31, 2016, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2016, and communicated to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's board of directors. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2016, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide such management reports in its annual report.

9B. OTHER INFORMATION AND SUBSEQUENT EVENTS

As of August 7, 2016, we retained the services of Charles Neal Monte as our FAA Designated Engineering Representative. Mr. Monte is 84 years old. In 1980, Mr. Montereceived a Bachelor’s Degree in Business Management from the University of LaVerne, LaVerne, California. In 1982, Mr. Monte received a Master’s Degree in Business Management from Claremont Graduate School, Claremont, California. For the past 5 years, Mr. Monte has been self-employed as an Aircraft Certification Consultant. Mr. Monte has never been a director of any publicly traded company. As our FAA Designated Engineering Representative, Mr. Monte will coordinate and supervise our activities regarding obtaining FAA certification for Infinitus.

On August 9, 2016, we retained the services of Alex Sandel as chairman of our Advisory Board. Mr. Sandel is 73 years old. In 1974, Mr. Sandel received a Master’s of Science Degree from the University of Southern California, Los Angeles, California. In 1968, Mr. Sandel received a Bachelor’s Degree from California State Polytechnic College, Pomona, California. For the past 5 years Mr. Sandel has been retired. Prior to his retirement Mr. Sandel was employed in the computer and electronics industry. As chairman of our Advisory Board, Mr. Sandel shall, among other things, locate and nurture relationships with technical and financial businesses.

On October 7, 2016, we hired Jason T. de Mos as our Vice President of Business Development. Mr. de Mos is 35 years old. In 2002, Mr. de Mos received from Carleton State University- Texas A&M, Killen, Texas a Bachelors Science Degree with a professional pilot major. From May 2013 until October 2016, Mr. de Mos was employed by Avion Jet Charter, Venice, California as an ATP Line Captain-Lear 60. From March 2007 until October 2016, Mr. de Mos worked for South Bay Aviation, Inc., Torrance, California as a Chief Pilot. Mr. de Mos has never been a director of any publicly traded company. A copy of our employment agreement is attached with Mr. de Mos as an exhibit to that Current Report on Form 8-K filed with the SEC on October 14, 2016.

On October 7, 2016, we issued to Jason T. de Mos (i) an option to purchase 1,500,000 shares of our common stock at a per share price of $0.75, which option will vest on October 7, 2017, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; (ii) an option to purchase 1,500,000 shares of our common stock at a per share price of $1.25, which option will vest on October 7, 2018, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; and (iii) an option to purchase 1,500,000 shares of our common stock at a per share price of $2.00, which option will vest on October 7, 2019, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement.

On or about October 13, 2016, we sold 312,500 shares of our common stock at a purchase price of $0.80 per share, for a total of $250,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase for a period of one year an additional 312,500 shares of our common stock at a purchase price of $1.25 per share. The purchaser of those securities is not a “U.S. person,” as that term is defined in Regulation S. Those securities were issued in a transaction which satisfies the requirements for that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Regulation S.

As of October 18, 2016, we entered into with Aero Certification and Engineering LLC, a California limited liability company (“Aero”), a written consulting agreement pursuant to which Aero will support us regarding the development of data and analysis to support FAA Civil Certification of Infinitus. In that regard, Aero will be involved in the design, aircraft modification, certification, and the installations that conform with FAA regulations and standards, as well as satisfy customer performance requirements. A copy of that agreement is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on October 26, 2016.

On or about October 25, 2016, we sold 312,500 shares of our common stock at a purchase price of $0.80 per share, for a total of $250,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase to for a period of one year an additional 312,500 shares of our common stock at a purchase price of $1.25 per share. The purchaser of those shares is a U.S. person and an accredited investor. The transaction pursuant to which those shares were sold did not involve a public offering of securities. Accordingly, that transaction was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provisions of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

As of October 25, 2016, we entered into with ZapZorn, a California corporation (“ZapZorn”), a written media services agreement, pursuant to which ZapZorn shall create for our benefit certain media services and assist us to build our brand using ZapZorn’s relationships, artistic skills and digital creativity to make a digital mark through television, web and interactive advertising. As compensation for the services to be provided by ZapZorn to us pursuant to that agreement, we have agreed to (i) pay ZapZorn a monthly fee of $2,500 for a period of six months and (ii) issue to ZapZorn 150,000 shares of our common stock valued at $1.00 per share. ZapZorn is U.S. person and an accredited investor. The transaction pursuant to which those shares were sold did not involve a public offering of securities. Accordingly, that transaction was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provision of Section 4(a)(2) of that act and Rule 506(b) of Regulation D. A copy of that agreement is attached as an exhibit to this Annual Report on Form 10-K.

On or about October 25, 2016, we sold 10,000 shares of our common stock at a purchase price of $0.80 per share, for a total of $8,000. Additionally, we granted to the purchaser of those shares a warrant to purchase 10,000 shares of our common stock at a purchase price of $1.25 per share. The purchaser of those shares is a U.S. person and an accredited investor. The transaction pursuant to which those shares were sold did not involve a public offering of securities. Accordingly, that transaction was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provisions of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

On October 28, 2016, we submitted our application and related documentation to the Federal Aviation Administration (“FAA”) for initial certification of Infinitus, a civilian air-to-air communication system, which is the first of its kind. This initial FAA certification was submitted on a non-interfering basis, which means that Infinitus will not interfere with existing on board aircraft systems.

On October 31, 2016, we entered into with Jet Midwest Group, LLC a written Services and Compensation Agreement pursuant to which Jet Midwest Group, LLC agreed to provide us with two aircrafts to enable us to complete our testing and obtain the necessary certifications for Infinitus and the equipment related thereto which shall be installed on such aircraft. Pursuant to that agreement, we issued to JetMidwest Group, LLC 1,250,000 shares of our common stock, as consideration for the services of JetMidwest Group, LLC contemplated by the provisions of that agreement. Those shares were issued in a transaction not involving a public offering of securities and, therefore, that transaction was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(a)(2) of that act and Rule 506(b) of Regulation D. Jet Midwest group LLC is a U.S. person and an accrediaded investor. A copy of that agreement is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on November 1, 2016.

On November 1, 2016, we employed Earle Olson as our Vice President of Industry Relations. In 1966, Mr. Olson received a Master’s of Business Administration degree with an emphasis in Strategy and Change Management from the University of Redlands, California. In 1981, Mr. Olson received a Bachelor’s of Science degree in Mass Communications from St. Cloud State University, St. Cloud, Minnesota. From 2007 until October 11, 2016, Mr. Olson was employed by TE Connectivity (formerly AMP Incorporated, Middletown Pennsylvania, as its Business Development Manager. Mr. Olson has never been a director or executive officer of a publicly traded company. A copy of our employment agreement with Mr. Olson is attached as an exhibit to this Annual Report on Form 10-K.

On November 1, 2016, we issued to Mr. Olson (i) an option to purchase 1,500,000 shares of our common stock at a per share price of $0.75, which option will vest on November 1, 2017, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; (ii) an option to purchase 1,500,000 shares of our common stock at a per share price of $1.25, which option will vest on November 1, 2018, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement; and (iii) an option to purchase 1,500,000 shares of our common stock at a per share price of $2.00, which option will vest on November 1, 2019, and terminate 5 years after the vesting date and is subject to termination as specified in his employment agreement.

As of November 2, 2016, we entered into IRTH Communications, LLC, a Nevada limited liability company (“IRTH”), a written services agreement pursuant to which IRTH shall perform for our benefit certain public relations, Internet development, communications and similar services. As compensation for the services to be provided by IRTH to us pursuant to that agreement, we have agreed to pay IRTH a monthly non-refundable retainer of $7,500. We paid the initial payment on the date of execution of that agreement. Additionally, we have agreed to pay eleven (11) subsequent monthly payments each in the amount of $7,500. Pursuant to that agreement, we have agreed to issue to IRTH and/or its assignee, as a single one time retainer payment, that number of shares of our common stock which shall be valued at $100,000, determined by the average closing price of our common stock on its principal exchange for the ten (10) trading days immediately prior to the day of execution of that agreement. A copy of that agreement is attached as an exhibit to this Annual Report on Form 10-K.

On November 11, 2016, we issued to IRTH 125,000 shares of our common stock. IRTH is a U.S. person and an accredited investor. The transaction pursuant to which those shares were sold did not involve a public offering of securities. Accordingly, that transaction was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provision of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

On November 16, 2016, we entered into with Eurasian Capital, LLC, a Delaware limited liability company (“Eurasian”), a written agreement pursuant to which Eurasian will provide to us certain institutional funding and market awareness and public relation services. As compensation to Eurasian for its services provided pursuant to that agreement, we agreed to issue to Eurasian as a “commencement retainer” that number of shares of our common stock which are equal in value to $10,000, which value shall be determined by the prevailing “Bid” price of our common stock as of the day of issuance. Accordingly, on November 16, 2016, we issued to Eurasian 13,158 shares of our common stock. Eurasian is a U.S. person and an accredited investor. The transaction pursuant to which those shares were issued did not involve a public offering of securities and was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provision of Section 4(a)(2) of that act and Rule 506(b) of Regulation D. A copy of that agreement is attached as an exhibit to this Annual Report on Form 10-K.

On or about November 22, 2016, we sold 1,500,000 shares of our common stock at a purchase price of $0.80 per share, for a total of $1,200,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase for a period of one year an additional 1,500,000 shares of our common stock at a purchase price of $1.25 per share. The purchaser of those securities is not a “U.S. person,” as that term is defined in Regulation S. Those securities were issued in a transaction which satisfies the requirements for that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Regulation S.

On November 23, 2016, we received FAA project number STI6664LA-T for our Supplemental Type Certificate application to install a Broadband Transreceiver System on Boeing 757-200 aircraft.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole director serves until his successor is elected and qualified. Our executive officers have been elected by the Board of Directors and serve until their successors are duly elected and qualified, or until they are removed from office.

The names, addresses, ages and positions of our present sole director and various executive officers are set forth below:

Name and Address	Age	Position(s)

J. Edward Daniels 115 Guardian Street, Suite C Simi Valley, CA 93063	66	President, Member of Board of Directors, Treasurer and Secretary

Marius D. de Mos 115 Guardian Street, Suite C Simi Valley, CA 93063	65	Vice President of Technical Affairs and Development

J. Edward Daniels

Mr. Daniels has been our President, Treasurer, Secretary, and sole director since October 20, 2015. In 1975, Mr. Daniels obtained a Bachelor of Arts degree in Business Administration from Oakland University, Rochester, Michigan. For the last 5 years, Mr. Daniels has been a real estate investor and developer. He is employed by Cal West Partners, which he owns. Mr. Daniels has never been a director or executive officer of a publicly traded company.

Mr. Daniels is expected to hold to his position as a member of our board of directors until the next annual meeting of our stockholders.

Mr. Daniels devotes approximately 60 hours per week to our matters. After receiving sufficient funding, Mr. Daniels intends to devote as much time as our Board of Directors deems necessary for the management the affairs of the Company.

On August 19, 2016, we employed Marius D. de Mos as our Vice President of Technical Affairs and Development. In 1971 Mr. de Mos received from Anthony Fokker School Hague, Netherlands, the equivalent of a Bachelor’s Degree and Master’s Degree in aeronautical electronics and aircraft systems. Mr. de Mos has never been a director or executive officer of a publicly traded company.

From April 2010 through August 2016, Mr. de Mos was employed by Prestyle EOSA LLC, Simi Valley, California as its Chief Technology Officer. Mr. de Mos devotes approximately 25 hours per week to our matters. After receiving sufficient funding, Mr. de Mos intends to devote as much time as our board of directors deems necessary for effective operations.

Neither Mr. de Mos nor Mr. Daniels, during the past 10 years, has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of securities.

We intend to conduct our business through agreements with consultants and arms-length third parties.

Family Relations

There were no family relations for our fiscal year ended August 31, 2016.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below specifies, for our last two fiscal years, the compensation earned by Lawrence Chenard, our former sole director and officer (from January 5, 2011, to October 20, 2015) and J. Edward Daniels our sole director, President, Secretary, and Treasurer, and Marius D. de Mos, our Vice President of Technical Affairs and Development.

Name and Principal Position	Fiscal year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Lawrence Chenard President, Treasurer	2015	-	-	-	-	-	0
and Secretary	2016	-	-	-	-	-	0

J. Edward Daniels President, Treasurer,	2015	-	-	-	-	-	0
Secretary	2016	-	-	-	-	-	0

Marius D. de Mos Vice President of Technical	2015	-	-	-	-	-	0
Affairs and Development	2016	-	-	-	2,528,880	-	2,528,880

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2016, we granted 4,550,000 stock options. Of the 4,550,000 stock options, 50,000 vested immediately on issuance and have no expiration date.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2016, there were no options exercised by our named officers.

Compensation of our Sole director

We have no standard arrangement, written or unwritten, to compensate our sole director for his services. He is reimbursed for all travel and lodging expenses associated with company matters.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership

Common Stock	J. Edward Daniels 4115 Guardian Street, Suite C, Simi Valley, California 93063	4,100,000	5.5%

	All Officers and Directors as a Group (1 person)	4,100,000	5.5%

Common Stock	Apcentive, Inc.(1) 19051 Golden West Street Suite 106-440 Huntington Beach, California, 92648	40,000,000	54.0%

	All 5% or more Shareholders as a group – (1)	40,000,000	54.0%

	Total of all officers and directors as a group and all 5% or more shareholders as a group	44,100,000	59.5%

_________________

(1)  R. Bruce Harris has sole voting and dispositive power with respect to the shares held by Apcentive, Inc.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles of Incorporation or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles of Incorporation or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties have had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us:

1.	Our sole director and executive officers;

2.	Any person proposed as a nominee for election as a director;

3.	Any person who beneficially owns, directly or indirectly, shares of our common stock equal to or exceeding 5% of the voting rights attached to such shares;

4.	Any of our promoters; and

5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

Director’s Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is, also, an executive officer or employee of the Company. As Mr. Daniels is both an executive officer and our sole director, we have determined that he is not an independent director as defined under NASDAQ Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended August 31, 2016 and 2015, we incurred $12,050 and $15,100, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q’s.

During the fiscal year ended August 31, 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

		Incorporated by Reference
Exhibit				Filing Date/
Number	Exhibit Description	Form	Exhibit	Period End Date
3.1	Articles of Incorporation	S-1	3.1	1/19/2012

3.2	Bylaws	S-1	3.2	1/19/2012

3.3	Certificate of Amendment regarding name change to Ample-Tee, Inc.	S-1	3.3	1/19/2012

3.4	Certificate of Amendment regarding name change to Airborne Wireless Network	8-K	3.1	5/24/2016

10.1	Intellectual Property Purchase Agreement with Apcentive, Inc., dated as of July 31, 2016	8-K/A	10.1	10/21/2016

10.2	Consulting Agreement with C. Neal Monte dated as of August 7, 2016	8-K	10.1	8/16/2016

10.3	Memorandum of Understanding with Concept Development Inc., dated August 8, 2016	8-K	10.1	8/11/2016

10.5	Employment Agreement with Marius D. de Mos dated as of August 19, 2016	8-K	10.1	8/26/2016

10.6	Memorandum of Understanding with Jet Midwest Group, LLC dated August 30, 2016	8-K	10.1	9/1/2016

10.7	Employment Agreement with Jason T. de Mos dated as of October 7, 2016	8-K	10.1	10/14/2016

10.8	Consulting Agreement with Aero Certification and Engineering LLC dated as of October 18, 2016	8-K	10.1	10/26/2016

10.9	Services and Compensation Agreement with Jet Midwest, LLC dated as of October 31, 2016	8-K	10.1	11/1/2016

10.10*	Employment Agreement with Earle Olson dated as of November 1, 2016

10.11*	Services Agreement with IRTH Communications, LLC dated November 2, 2016

10.12*	Media and Services Agreement with ZapZorn Inc. dated October 25, 2016

10.13*	Institutional Market Awareness Agreement with Eurasian Capital, LLC dated November 16, 2016

31*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airborne Wireless Network

By:	/s/ J. Edward Daniels	Date: December 13, 2016
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Airborne Wireless Network

By:	/s/ J. Edward Daniels	Date: December 13, 2016
J. Edward Daniels
President, Principal Executive Officer, Principal Financial Officer and Director

