Form 10-Q
period 2016-11-30
AIRBORNE WIRELESS NETWORK
filed 2017-01-17
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

_______________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as January 13, 2017, was 77,770,954 shares of common stock, $0.001 par value, issued and outstanding.

AIRBORNE WIRELESS NETWORK

QUARTERLY REPORT ON FORM 10-Q

2

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$1,276,040	$809
Prepaid and other current assets	131,305	9,167
Total Current Assets	1,407,345	9,976

Property and equipment, net of accumulated depreciation	3,419	-

Total Assets	$1,410,764	$9,976

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Line of credit	$1,934	$1,985
Accounts payable and accrued liabilities	97,991	53,290
Due to related parties	84,980	45,365
Total Current Liabilities	184,905	100,640

Total Liabilities	184,905	100,640

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 200,000,000 shares authorized; 77,770,954 and 74,097,796 shares issued and outstanding as of November 30 and August 31, 2016, respectively	77,771	74,098
Additional paid-in capital	5,194,153	51,108
Accumulated deficit	(4,046,065)	(215,870)
Total Stockholders' Equity (Deficit)	1,225,859	(90,664)

Total Liabilities and Stockholders' Equity (Deficit)	$1,410,764	$9,976

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended,
	November 30,
	2016	2015

Revenue	$-	$-

Operating Expenses
Professional fees	208,733	-
General and administrative expenses	109,797	-
Salaries and wages	60,507	-
Management fees	11,635
Stock based compensation	3,438,718	-
Total operating expenses	3,829,390	-

Loss From Operations	(3,829,390)	-

Other income (expenses)
Interest expense	(5)	-
Tax expense	(800)	-
Total other income (expense)	(805)	-

Net Loss	$(3,830,195)	$-

Net loss per common share – basic and diluted	$(0.05)	$-

Weighted average number of common shares outstanding	75,136,448	114,097,796

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,830,195)	$-
Adjustments to reconcile net loss to net cash
used in operating activities
Stock-based compensation	3,438,718	-
Decrease (Increase) in operating assets:	-	-
Prepaid expenses and other assets	(122,138)	-
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	44,701	-
Bank indebtedness	(51)	-
Net Cash Used in Operating Activities	(468,965)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,419)	-
Net Cash Used in Investing Activities	(3,419)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in related party payable	39,615	(77)
Proceeds from issuance of stock	1,708,000	-
Net Cash Provided by (Used in) Financing Activities	1,747,615	(77)

Net increase (decrease) in cash and cash equivalents	1,275,231	(77)
Cash and cash equivalents, beginning of period	809	77
Cash and cash equivalents, end of period	$1,276,040	$-

Supplemental cash flow information:
Cash paid for interest	$5	$-
Cash paid for taxes	$800	$-

Non-cash financing transactions:
Related party subscription receivable recorded to contributed capital	$-	$2,500
Related party loan forgiven to contributed capital	$-	$37,557
Related party assumption of accounts payable	$-	$33,782

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2016 AND 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended August 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 13, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2016 and August 31, 2016 the Company had $1,276,040 and $809 cash and cash equivalents, respectively. As of November 30, 2016 and August 31, 2016, the company had a revolving line of credit that had a balance of $1,934 and $1,985, respectively.

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

The Black-Scholes option valuation model was used to estimate the fair value of common stock options granted to employees. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

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

Stock-Based Compensation

ASC 718, "Compensation - Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at November 30, 2016 and August 31, 2015:

	November 30,	August 31,
	2016	2016
Computer Equipment	$3,419	$-
Accumulated Depreciation	-	-
	$3,419	$-

Computer Equipment was acquired in November 2016 and depreciation will be applied starting in December 2016.

NOTE 4 – CAPITAL STOCK

Authorized Stock

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issuances

During the three months ended November 30, 2016, the Company issued 3,673,158 shares of common stock, as follows:

•	2,135,000 shares of common stock issued for $1,708,000.

•	1,538,158 shares of common stock to consultants, for services valued at $1,510,000.

As at November 30, 2016 and August 31, 2016, the Company had 77,770,954 and 74,097,796 shares of common stock issued and outstanding, respectively.

NOTE 5 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

We granted stock options, which was adopted by our board of directors, provides for equity incentives to be granted to certain employees.

During the three months ended November 30, 2016, the Company granted the following stock options:

•	On October 7, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on October 7, 2017, $1.25 per share for 1/3 of the shares vesting on October 7, 2018, and $2.00 per share for 1/3 of the shares vesting on October 7, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,571,773. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2016 amounted to $3,248,846. During the three months ended November 30, 2016, the Company charged to operations stock based compensation expense of $322,927.

•	On November 1, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on November 1, 2017, $1.25 per share for 1/3 of the shares vesting on November 1, 2018, and $2.00 per share for 1/3 of the shares vesting on November 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,960,769. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2016 amounted to $3,768,458. During the three months ended November 30, 2016, the Company charged to operations stock based compensation expense of $192,311.

Stock option activity during the three months ended November 30, 2016 was as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	4,550,000	$1.32	$2,528,880	$21,000
Granted	9,000,000	1.33	7,532,452	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of November 30, 2016	13,550,000	$1.33	$10,082,922	$11,000

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at November 30, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of November 30, 2016 and August 31, 2016, 50,000 options to purchase shares of common stock were exercisable and the intrinsic values of these options are $11,000 and $21,000, respectively. As of November 30, 2016, the intrinsic value of 13,500,000 outstanding options is $nil, as 4,500,000 options to the each of the three employees are not exercisable until August 19, October 7 and November 1, 2017, respectively.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended November 30, 2016 and 2015:

Three Months Ended November 30,
	2016	2015
Expected term	5.72 – 7.93 years	-
Expected average volatility	179%-180%	-
Expected dividend yield	-	-
Risk-free interest rate	1.17% - 1.83%	-

The following table summarizes information relating to outstanding and exercisable stock options as of November 30, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
50,000	No expiration	$0.50	50,000	$0.50
4,500,000	6.72	$1.33	-	-
4,500,000	6.86	$1.33	-	-
4,500,000	6.92	$1.33	-	-

As of November 30, 2016, the weighted average remaining contractual life of the 50,000 options outstanding are indefinite as they do not expire. These outstanding stock options are exercisable on the grant date Aug 7, 2016. As of November 30, 2016, the weighted average remaining contractual life of the 4,500,000 options outstanding to each of the three employees is 6.72, 6.86 and 6.92 years, respectively.

NOTE 6 - WARRANTS

We accounted for the issuance of Warrants as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the company’s market share price on the grant date.

During the period ended November 30, 2016, we granted warrants as follows:

•	On October 12, 2016, warrants to purchase up to 312,500 shares of our common stock, for a period of one year from issuance, at a price of $1.25 per share. During the three months ended November 30, 2016, the Company charged to operations stock based compensation expense of $151,332.

•	On October 24, 2016, warrants to purchase up to 312,500 shares of our common stock, for a period of one year from issuance, at a price of $1.25 per share. During the three months ended November 30, 2016, the Company charged to operations stock based compensation expense of $142,884.

•	On October 25, 2016, warrants to purchase up to 10,000 shares of our common stock, for a period of one year from issuance, at a price of $1.25 per share. During the three months ended November 30, 2016, the Company charged to operations stock based compensation expense of $5,101.

•	On November 18, 2016, warrants to purchase up to 1,500,000 shares of our common stock, for a period of one year from issuance, at a price of $1.25 per share. During the three months ended November 30, 2016, the Company charged to operations stock based compensation expense of $728,865.

The fair value of each warrant on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the three months ended November 30, 2016 and 2015:

Three Months Ended November 30,
	2016	2015
Expected term	1 year	-
Expected average volatility	196%-203%	-
Expected dividend yield	-	-
Risk-free interest rate	0.56% - 0.81%	-

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
312,500	0.87	$1.25	312,500	$1.25
312,500	0.90	$1.25	312,500	$1.25
10,000	0.90	$1.25	10,000	$1.25
1,500,000	0.97	$1.25	1,500,000	$1.25

The below table, summarizes warrant activity during the period ended November 30, 2016:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Issued	2,135,000	1.25
Exercised	-	-
Forfeited/canceled/expired	-	-
Balances as of November 30, 2016	2,135,000	$1.25

NOTE 7 – RELATED PARTY TRANSACTIONS

From inception and through to the change of control on October 20, 2015, the Company received advances from a former Director in the amount of $40,057 to pay for operating expenses on behalf of the Company. The former Director forgave $37,557, which was recorded as contributed capital, and the remaining $2,500 was taken against stock subscription owed by him to the Company.

During the three months ended November 30, 2016 and 2015, the Company received advances from shareholders, one of whom is a director and officer of the Company, in the amount of $39,615 and $33,705 to pay for accounts payable. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

During the three months ended November 30, 2016 and 2015, the Company incurred management fees of $11,635, respectively, to the director and officer of the Company.

As of November 30, 2016 and August 31, 2016, the Company owed to related parties $84,980 and $45,365, respectively.

NOTE 8- SUBSEQUENT EVENTS

The Company has evaluated other subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no additional events to disclose.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, which statements involve substantial risks and uncertainties. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in those forward-looking statements. These factors include, but are not limited to:

•	our financial performance, including our history of operating losses;

•	our ability to obtain additional funding to continue our operations;

•	our ability to successfully develop and commercialize our products;

•	changes in the regulatory environments of the United States and other countries in which we intend to operate;

•	our ability to attract and retain key management and other personnel;

•	competition from new market entrants;

•	our ability to identify and pursue development of appropriate products; and

•	the other factors contained in the section entitled “Risk Factors” contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 3, 2017 (the “Super 8-K”).

We have based the forward-looking statements contained in this Current Report primarily regarding our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in the section of the Super 8-K entitled “Risk Factors.” Moreover, we operate in a rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein.

You should not rely on forward-looking statements as predictions of future events. Except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of those forward-looking statements, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report, the terms the “Company,” “we,” “us,” and “our” refer to Airborne Wireless Network, a Nevada corporation.

The Company

Airborne Wireless Network was formed as a Nevada corporation on January 5, 2011, with the name Ample-Tee to engage in the business of promoting, marketing, selling, and distributing hard to find ergonomic products for the physically disabled.

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

On August 3, 2016, we acquired from Apcentive the trademark “Infinitus Super Highway” (the “Trademark”).

We are a developmental stage company with a principal business of developing, marketing and licensing a wholesale fully meshed high speed broadband airborne wireless network by linking commercial aircraft in flight, which will be the first and only fully-meshed true airborne broadband system, and which is known as “Infinitus.” Infinitus will use commercial aircraft as hubs or “mini-satellites,” rather than traditional satellites or terrestrial systems. We believe that Infinitus will become the future of airborne communications networks.

On October 7, 2016, we hired Jason T. de Mos as our Vice President of Business Development. Mr. de Mos is 35 years old. In 2002, Mr. de Mos received from Carleton State University- Texas A&M, Killen, Texas a Bachelors Science Degree with a professional pilot major. From May 2013 until October 2016, Mr. de Mos was employed by Avion Jet Charter, Venice, California as an ATP Line Captain-Lear 60. From March 2007 until October 2016, Mr. de Mos worked for South Bay Aviation, Inc., Torrance, California as a Chief Pilot. Mr. de Mos has never been a director of any publicly traded company. A copy of our employment agreement with Mr. de Mos is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on October 14, 2016.

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

As of October 25, 2016, we entered into with ZapZorn, a California corporation (“ZapZorn”), a written media services agreement, pursuant to which ZapZorn shall create for our benefit certain media services and assist us to build our brand using ZapZorn’s relationships, artistic skills and digital creativity to make a digital mark through television, web and interactive advertising. A copy of that agreement is attached as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 13, 2016.

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

On November 1, 2016, we employed Earle Olson as our Vice President of Industry Relations. In 1966, Mr. Olson received a Master’s of Business Administration degree with an emphasis in Strategy and Change Management from the University of Redlands, California. In 1981, Mr. Olson received a Bachelor’s of Science degree in Mass Communications from St. Cloud State University, St. Cloud, Minnesota. From 2007 until October 11, 2016, Mr. Olson was employed by TE Connectivity (formerly AMP Incorporated, Middletown Pennsylvania, as its Business Development Manager. Mr. Olson has never been a director or executive officer of a publicly traded company. A copy of our employment agreement with Mr. Olson is attached as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 13, 2016.

As of November 2, 2016, we entered into with IRTH Communications, LLC, a Nevada limited liability company (“IRTH”), a written services agreement pursuant to which IRTH shall perform for our benefit certain public relations, Internet development, communications and similar services. A copy of that agreement is attached as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 13, 2016.

On November 16, 2016, we entered into with Eurasian Capital, LLC, a Delaware limited liability company (“Eurasian”), a written agreement pursuant to which Eurasian will provide to us certain institutional funding and market awareness and public relation services. A copy of that agreement is attached as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 13, 2016.

On November 23, 2016, we received FAA project number STI6664LA-T for our Supplemental Type Certificate application to install a Broadband Transreceiver System on Boeing 757-200 aircraft.

Employees

As of November 30, 2016, we had 6 employees. Our officers, director and employees are responsible for all planning, development and operational duties and will continue to do so throughout the early stages of our growth. Additionally, we utilize the services of consultants to assist with the development of our business. Human resource planning will be a part of an ongoing process that will include regular evaluation of our operations. We intend to hire additional employees at such time as we determine it is appropriate. We can provide no assurance or guarantee on the date on which we will hire additional employees.

We have not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.

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

We anticipate that our revenues would come from “facilitating global high-speed data communications” using Infinitus. We anticipate that our primary customers will be global communication, wholesalers, data wholesalers, VOIP carriers, and government agencies (FAA, DOD, TSA, etc.). As of the date of this Current Report, we have not licensed Infinitus.

Products and Services

Infinitus is for use on existing aircraft to replace low-earth orbit communication satellites. Infinitus will provide a low-cost, broadband wireless communication infrastructure, by using and modifying existing, small, lightweight low-power, low-cost microwave relay station equipment onboard aircraft. Each equipped aircraft would have a broadband wireless communication link to one or more neighboring aircraft or ground stations and be a part of seamless airborne repeaters, providing broadband wireless communication gateways along a flight path. Those broadband wireless communication services will provide Internet access for customers onboard in-flight aircraft.

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

Change in Control of the Company

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2016 and 2015, which are included herein.

Our operating results for the three months ended November 30, 2016 and 2015, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	November30,	November 30,
Statement of Operations Data:	2016	2015

Revenue	$-	$-
Total operating expenses	(3,829,390)	-
Other expenses	(805)	-
Net loss	$(3,830,195)	$-

We have not earned any revenues from our incorporation on January 5, 2011 to November 30, 2016.

Net loss was $3,830,195 for three months ended November 30, 2016, and $NIL for the three months ended November 30, 2015. The increase in operating expenses during the three months ended November 30, 2016, was primarily due to stock based compensation of $3,428,718. Additional operating expenses related to an increase in accounting, audit, legal and professional fees for SEC filings, advertising, investor relations, and payroll. Other expenses for the year ended November 30, 2016 is interest and state tax expenses.

We have not attained profitable operations and are dependent upon obtaining financing and have historically relied on loans from related parties. For these reasons our auditors, on our Form 10-K as filed on December 13, 2016, issued a going concern note.

Liquidity and Capital Resources

	November 30,	August 31,
Balance Sheet Data:	2016	2016

Cash	$1,276,040	$809
Line of credit	1,934	1,985
Working capital (deficiency)	1,222,440	(90,664)
Total assets	1,410,764	9,976
Total liabilities	184,905	100,640
Total stockholders' equity (deficit)	1,225,859	(90,664)

As at November 30, 2016, our current assets were $1,407,345 and our current liabilities were $184,905, which resulted in a working capital of $1,222,440. As of August 31, 2016, our current assets were $9,976 and our current liabilities were $100,640, which resulted in a capital deficiency of $90,664. As at November 30, 2016, current assets were comprised of $1,276,040 in cash and $131,305 in prepaid expenses, compared to $809 in cash and $9,167 in prepaid expenses at August 31, 2016. As at November 30, 2016, current liabilities were comprised of $1,934 in bank indebtedness, $97,991 in accounts payable and $84,980 in due to related parties compared to $1,985 in bank indebtedness, $53,290 in accounts payable and $45,365 in due to related parties at August 31, 2016.

Our current cash, as of November 30, 2016, will satisfy our immediate liquidity and SEC reporting requirements for the next 12 months, however, we will require additional financing to pursue business activities. We intend to seek equity and/or debt financing to fund our operations over the next 12 months. However, additional equity or debt financing may not be available to us on acceptable terms or at all and, thus, we could fail to satisfy our future cash requirements.

As part of our capital raising efforts, in the three months ended November 30, 2016, we raised $1,708,000 from the issuance of 2,135,000 shares of common stock.

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

	Three Months Ended
	November30,	November 30,
Cash Flow Data:	2016	2015

Cash Flows used in Operating Activities	$(468,965)	$-
Cash Flows used in Investing Activities	(3,419)	-
Cash Flows provided by (used in) Investing Activities	1,747,615	(77)
Net Increase (decrease) in Cash During Period	$1,275,231	$(77)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended November 30, 2016, net cash flows used in operating activities was $468,965, consisting of a net loss of $3,830,195 and was reduced by stock based compensation of $3,438,718 and an increase in accounts payable of $44,701 and was increased by an increase in prepaid expenses of $122,138, and a decrease in bank indebtedness of $51. For the three months ended August 31, 2015, net cash flows used in operating activities was $NIL.

Cash Flows from Investing Activities

For the three months ended November 30, 2016, we acquired $3,419 of computer equipment. For the three months ended November 30, 2015, net cash flows used in investing activities was $NIL.

Cash Flows from Financing Activities

For the three months ended November 30, 2016, net cash flows provided by financing activities was $1,747,615, consisting of proceeds from issuance of common stock of $1,708,000 and loans from related parties of $39,615. For the three months ended November 30, 2015, net cash flows used in financing activities was $77 for net loan repayment to related parties.

Off Balance Sheet Arrangement

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

The material estimates for our company are that of the stock-based compensation recorded for options and warrants granted and the valuation for the common stock issued for intellectual property, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2016 was estimated using the average historical volatility of three public companies offering services in the same industry classification. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Stock-Based Compensation

ASC 718, "Compensation - Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $3,438,718 and $0 for the three months ended November 30, 2016 and 2015, respectively.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited financial statements included herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As compensation to Eurasian for its services provided pursuant to our agreement with Eurasian, on November 16, 2016, we issued to Eurasian 13,518 shares of our common stock. Eurasian is a U.S. person and an accredited investor. The transaction pursuant to which those shares were issued did not involve a public offering of securities and was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provision of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

As compensation for the services to be provided by IRTH to us pursuant to our agreement with IRTH, on November 2, 2016, we issued to IRTH 125,000 shares of our common stock on November 11, 2016. IRTH is a U.S. person and an accredited investor. The transaction pursuant to which those shares were sold did not involve a public offering of securities. Accordingly, that transaction was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provision of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

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

As compensation for the services to be provided by ZapZorn to us pursuant to our agreement with ZapZorn on October 26, 2016, we issued to ZapZorn 150,000 shares of our common stock valued at $1.00 per share. ZapZorn is U.S. person and an accredited investor. The transaction pursuant to which those shares were sold did not involve a public offering of securities. Accordingly, that transaction was exempt from the prospectus delivery and registration requirements of the Securities Act of 1933 pursuant to that exemption specified by the provision of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

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

Pursuant to our agreement with Jet Midwest Group LLC, on October 27, 2016, we issued to Jet Midwest Group, LLC 1,250,000 shares of our common stock, as consideration for the services of Jet Midwest Group, LLC contemplated by the provisions of that agreement. Jet Midwest Group LLC is a U.S. person and an accredited investor. Those shares were issued in a transaction not involving a public offering of securities and, therefore, that transaction was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(a)(2) of that act and Rule 506(b) of Regulation D.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Memorandum of Understanding with Electric Lightwave Holdings, Inc.

On December 12, 2016, we entered into and executed a written Memorandum of Understanding with Electric Lightwave Holdings, Inc., a fiber based network services provider in the western United States (“Lightwave”). Pursuant to the provisions of that Memorandum of Understanding and the final definitive agreement contemplated thereby, the ground segment of our contemplated Infinitus Super Highway will be supported by Lightwave’s 12,500 mile fiber optics cable and data centered network, which is located throughout the western United States, including an undersea cable link to the Hawaiian Islands.

A copy of that Memorandum of Understanding is attached as an exhibit to that Current Report on Form 8-K filed with the SEC on December 27, 2016.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit				Filing Date/
Number	Exhibit Description	Form	Exhibit	Period End Date

3.1	Articles of Incorporation	S-1	3.1	1/19/2012

3.2	Bylaws	S-1	3.2	1/19/2012

3.3	Certificate of Amendment regarding name change to Ample-Tee, Inc.	S-1	3.3	1/19/2012

3.4	Certificate of Amendment regarding name change to Airborne Wireless Network	8-K	3.1	5/24/2016

10.1	Intellectual Property Purchase Agreement with Apcentive, Inc., dated as of July 31, 2016	8-K/A	10.1	10/21/2016

10.2	Consulting Agreement with C. Neal Monte dated as of August 7, 2016	8-K	10.1	8/16/2016

10.3	Memorandum of Understanding with Concept Development Inc., dated August 8, 2016	8-K	10.1	8/11/2016

10.5	Employment Agreement with Marius D. de Mos dated as of August 19, 2016	8-K	10.1	8/26/2016

10.6	Memorandum of Understanding with Jet Midwest Group, LLC dated August 30, 2016	8-K	10.1	9/1/2016

10.7	Employment Agreement with Jason T. de Mos dated as of October 7, 2016	8-K	10.1	10/14/2016

10.8	Consulting Agreement with Aero Certification and Engineering LLC dated as of October 18, 2016	8-K	10.1	10/26/2016

10.9	Services and Compensation Agreement with Jet Midwest, LLC dated as of October 31, 2016	8-K	10.1	11/1/2016

10.10	Employment Agreement with Earle Olson dated as of November 1, 2016	10-K	10.10	12/13/2016

10.11	Services Agreement with IRTH Communications, LLC dated November 2, 2016	10-K	10.11	12/13/2016

10.12	Media and Services Agreement with ZapZorn Inc. dated October 25, 2016	10-K	10.12	12/13/2016

10.13	Institutional Market Awareness Agreement with Eurasian Capital, LLC dated November 16, 2016	10-K	10.13	12/13/2016

10.14	Memorandum of Understanding with Electric Lightwave Holdings, Inc. dated December 12, 2016	10-K	10.1	12/27/2016

31*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Airborne Wireless Network

Dated: January 17, 2017	By:	/s/ J. Edward Daniels
J. Edward Daniels
President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

