Form 10-Q
period 2017-02-28
AIRBORNE WIRELESS NETWORK
filed 2017-04-14
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

The number of shares outstanding of the Registrant's Common Stock on March 27, 2017, was 87,460,830 shares of common stock, $0.001 par value, issued and outstanding.

AIRBORNE WIRELESS NETWORK

QUARTERLY REPORT ON FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED FINANCIAL STATEMENTS

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$689,906	$809
Prepaid expenses	530,812	9,167
Total Current Assets	1,220,718	9,976

Property and equipment, net	26,349	-

Total Assets	$1,247,067	$9,976

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit	$101	$1,985
Accounts payable and accrued liabilities	534,791	53,290
Due to related parties	103,480	45,365
Total Current Liabilities	638,372	100,640

Total Liabilities	638,372	100,640

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 200,000,000 shares authorized; 86,278,258 and 74,097,796 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	86,279	74,098
Additional paid-in capital	20,430,449	51,108
Accumulated deficit	(19,908,033)	(215,870)
Total Stockholders' Equity (Deficit)	608,695	(90,664)

Total Liabilities and Stockholders' Equity (Deficit)	$1,247,067	$9,976

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended,
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
Advertising and marketing	546,289	-	606,177	-
Depreciation and amortization	729	-	729	-
General and administrative expenses	30,018	2,932	74,827	2,932
Management fees	-	-	11,635
Professional fees	550,918	21,980	759,651	21,980
Research and development	315,551	-	320,651	-
Salaries and wages	147,684	-	208,191	-
Stock based compensation	14,270,634	-	17,709,352	-
Total operating expenses	15,861,823	24,912	19,691,213	24,912

Loss From Operations	(15,861,823)	(24,912)	(19,691,213)	(24,912)

Other income (expenses)
Interest expense	(145)	-	(150)	-
Tax expense	-		(800)	-
Total other expense	(145)	-	(950)	-

Net Loss	$(15,861,968)	$(24,912)	$(19,692,163)	$(24,912)

Net loss per common share – basic and diluted	$(0.19)	$(0.00)	$(0.25)	$(0.00)

Weighted average number of common shares outstanding	82,072,013	114,097,796	78,560,417	114,097,796

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,692,163)	$(24,912)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	729	-
Stock-based compensation	17,709,352	-
Decrease (Increase) in operating assets:	-	-
Prepaid expenses	(521,645)	-
Increase (Decrease) in operating liabilities:
Accounts payable and accrued liabilities	481,501	19,301
Line of credit	(1,884)	261
Net Cash Used in Operating Activities	(2,024,110)	(5,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(27,078)	-
Net Cash Used in Investing Activities	(27,078)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in related party payable	58,115	(77)
Proceeds from issuance of stock	2,682,170	-
Net Cash Provided by (Used in) Financing Activities	2,740,285	(77)

Net increase (decrease) in cash and cash equivalents	689,097	(5,427)
Cash and cash equivalents, beginning of period	809	5,427
Cash and cash equivalents, end of period	$689,906	$-

Supplemental cash flow information:
Cash paid for interest	$5	$-
Cash paid for taxes	$800	$-

Non-cash financing transactions:
Related party subscription receivable recorded to contributed capital	$-	$2,500
Related party loan forgiven to contributed capital	$-	$37,557
Related party assumption of accounts payable	$-	$33,782

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended August 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 13, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2017, and August 31, 2016 the Company had $689,906 and $809 cash and cash equivalents, respectively. As of February 28, 2017, and August 31, 2016, the company had a revolving line of credit that had a balance of $101 and $1,985, respectively.

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

The Company's financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Black-Scholes option valuation model was used to estimate the fair value of common stock options granted to employees and warrants issued to investors. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

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

Property and Equipment

Property and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges:

Office Equipment and Furniture	5 years
Computer equipment	3 years

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of February 28, 2017 and August 31, 2016:

	February 28,	August 31,
	2017	2016
Legal and regulatory fees	$69,793	$9,167
Advertising and promotion	316,919	-
Recruiting fees	99,000	-
Rent expense	45,100
Total prepaid expenses	$530,812	$9,167

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at February 28, 2017 and August 31, 2016:

	February 28,	August 31,
	2017	2016
Equipment and furniture	$14,929	$-
Computer equipment	12,149	-
Accumulated depreciation	(729)	-
Property and equipment, net	$26,349	$-

Depreciation for six months ended February 28, 2017 and February 29, 2016 is $729 and $0, respectively.

NOTE 5 – CAPITAL STOCK

Authorized Stock

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issuances

During the six months ended February 28, 2017, the Company issued 12,180,462 shares of common stock, as follows:

•	2,163,604 shares of common stock issued for $1,742,170.

•	752,000 shares of common stock issued from the exercise of warrants for $940,000.

•	9,264,858 shares of common stock to consultants, for services valued at $10,472,000.

As at February 28, 2017 and August 31, 2016, the Company had 86,278,258 and 74,097,796 shares of common stock issued and outstanding, respectively.

NOTE 6 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

We granted stock options, which was adopted by our board of directors, which provides for equity incentives to be granted to certain employees.

During the year ended August 31, 2016, the Company granted the following stock options:

•	On August 7, 2016, the Company granted options to an employee, to purchase 50,000 shares of our unregistered common stock at a price of $0.50 per share, that vested immediately and do not expire. The option had a value of $21,500.

•	On August 19, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on August 19, 2017, $1.25 per share for 1/3 of the shares vesting on August 19, 2018, and $2.00 per share for 1/3 of the shares vesting on August 19, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $2,528,880. Total compensation cost expected to be recognized in future periods for unvested options at February 28, 2017 amounted to $1,711,709. During the six months ended February 28, 2017 and 2016, the Company charged to operations stock based compensation expense of $766,362 and $0, respectively.

During the six months ended February 28, 2017, the Company granted the following stock options:

•	On October 7, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on October 7, 2017, $1.25 per share for 1/3 of the shares vesting on October 7, 2018, and $2.00 per share for 1/3 of the shares vesting on October 7, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,571,773. Total compensation cost expected to be recognized in future periods for unvested options at February 28, 2017 amounted to $2,710,633. During the six months ended February 28, 2017, the Company charged to operations stock based compensation expense of $861,140.

•	On November 1, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on November 1, 2017, $1.25 per share for 1/3 of the shares vesting on November 1, 2018, and $2.00 per share for 1/3 of the shares vesting on November 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,960,769. Total compensation cost expected to be recognized in future periods for unvested options at February 28, 2017 amounted to $3,171,628. During the six months ended February 28, 2017, the Company charged to operations stock based compensation expense of $789,139.

•	On January 1, 2017, the Company granted options to an employee, to purchase an aggregate of 3,750,000 shares of our unregistered common stock at a price of $1.25 per share for 1/3 of the shares vesting immediately on January 1, 2017, $1.75 per share for 1/3 of the shares vesting on January 1, 2018, and $2.50 per share for 1/3 of the shares vesting on January 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $5,143,711. Total compensation cost expected to be recognized in future periods for unvested options at February 28, 2017 amounted to $3,020,462. During the six months ended February 28, 2017, the Company charged to operations stock based compensation expense of $2,123,249.

•	On January 1, 2017, the Company granted options to an employee, to purchase an aggregate of 50,000 shares of our unregistered common stock at a price of $1.25 per share vesting immediately on January 1, 2017. The options expire December 31, 2021, unless the employee is terminated pursuant to her employment agreement. The options had an aggregate value totaling $67,894. During the six months ended February 28, 2017, the Company charged to operations stock based compensation expense of $67,894.

•	On February 1, 2017, the Company granted options to an employee, to purchase an aggregate of 6,000,000 shares of our unregistered common stock at a price of $2.00 per share for 1/3 of the shares vesting on January 1, 2018, $2.75 per share for 1/3 of the shares vesting on January 1, 2019, and $3.25 per share for 1/3 of the shares vesting on January 1, 2020. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $11,134,303. Total compensation cost expected to be recognized in future periods for unvested options at February 28, 2017 amounted to $10,603,465. During the six months ended February 28, 2017, the Company charged to operations stock based compensation expense of $530,837.

Stock option activity during the six months ended February 28, 2017 was as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	4,550,000	$1.32	$2,550,380	$115,000
Granted	18,800,000	1.86	23,878,450	2,015,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of February 28, 2017	23,350,000	$1.75	$26,428,830	$2,130,000

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at February 28, 2017 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of February 28, 2017, 1,350,000 options to purchase shares of common stock were exercisable and the intrinsic values of these options are $2,130,000. As of February 28, 2017, the intrinsic value of 22,000,000 outstanding options is $0, as these options to employees vest in future periods.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended February 28, 2017 and 2016:

Six Months Ended
	February 28,	February 29,
	2017	2016
Expected term	5.00 - 7.92 years	-
Expected average volatility	179% - 184%	-
Expected dividend yield	-	-
Risk-free interest rate	1.17% - 2.25%	-

The following table summarizes information relating to outstanding and exercisable stock options as of February 28, 2017:

Options Outstanding			Options Exercisable
	Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
50,000	No expiration	$0.5	50,000	$0.50
4,500,000	6.47	$1.33	-	$-
4,500,000	6.61	$1.33	-	$-
4,500,000	6.68	$1.33	-	$-
3,750,000	5.84	$1.83	1,250,000	$1.25
6,000,000	6.84	$2.67		$-
50,000	4.84	$1.25	50,000	$1.25
23,350,000			1,350,000

NOTE 7 – WARRANTS

We accounted for the issuance of Warrants as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the company’s market share price on the grant date.

During the period ended February 28, 2017, we granted warrants to purchase up to 2,963,292 shares of our common stock, for a period of one year from issuance, at a price ranges of $1.25 to $3.25 per share. During the six months ended February 28, 2017, the Company charged to operations stock based compensation expense of $2,098,733.

The fair value of each warrant on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended February 28, 2017 and 2016:

Six Months Ended
	February 28,	February 29,
	2017	2016
Exercise price	$1.25 - $3.25
Expected term	1 year	-
Expected average volatility	196% - 216%	-
Expected dividend yield	-	-
Risk-free interest rate	0.66% - 0.90%	-

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2017:

Warrants Outstanding			Warrants Exercisable
	Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
152,500	0.65	$1.25	152,500	$1.25
10,000	0.65	$1.25	10,000	$1.25
1,220,500	0.72	$1.25	1,220,500	$1.25
4,110	0.76	$1.37	4,110	$1.37
6,098	0.80	$1.25	6,098	$1.25
4,762	0.81	$1.25	4,762	$1.25
1,000	0.90	$1.50	1,000	$1.50
429,688	0.90	$1.50	429,688	$1.50
8,334	0.92	$1.50	8,334	$1.50
370,000	0.95	$2.50	370,000	$2.50
4,300	0.96	$3.25	4,300	$3.25
2,211,292			2,211,292

The below table, summarizes warrant activity during the six months ended February 28, 2017:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Granted	2,963,292	1.45
Exercised	(752,000)	1.25
Forfeited	-	-
Balances as of February 28, 2017	2,211,292	$1.51

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2017 and February 29, 2016, the Company received advances from shareholders, one of whom is a director and officer of the Company, in the amount of $58,115 and $33,705 to pay for expenses. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

During the six months ended February 28, 2017 and February 29, 2016, the Company incurred management fees of $11,635, respectively, to the director and officer of the Company.

As of February 28, 2017, and August 31, 2016, the Company owed to related parties $103,480 and $45,365, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to February 28, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

On March 10, 2017, we issued 13,300 shares of our common stock at a per share price of $1.88, for an aggregate amount of $25,004.

On March 10, 2017, we issued to a consultant 4,132 of our common stock.

On March 10, 2017, we issued 100,000 shares of our common stock as a per share price of $1.65, for an aggregate amount of $165,000.

On March 10, 2017, we issued 100,000 shares of our common stock as a per share price of $1.88, for an aggregate amount of $188,000.

On March 13, 2017, we issued 965,140 shares of our common stock, to comply with a non-dilution agreement.

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

•

the other factors contained in the section entitled “Risk Factors” contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 4, 2017 (the “Super 8-K”).

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

On September 31, 2011, we changed our name to Ample-Tee, Inc.

On December 18, 2013, we filed with the state of Nevada Secretary of State, a Certificate of Amendment to our Articles of Incorporation pursuant to which the total authorized number shares of our common stock was increased to 200,000,000 and we provided notice of an anticipated 168.2:1 forward split of our outstanding shares of common stock. A copy of that Certificate of Amendment is attached as Exhibit 3.5 to this Quarterly Report on Form 10-Q.

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

On August 3, 2016, we acquired from Apcentive the trademark “Infinitus Super Highway” (the “Trademark”).

We are a developmental stage company with a principal business of developing, marketing and licensing a wholesale fully meshed high speed broadband airborne wireless network by linking commercial aircraft in flight, which will be the first and only fully-meshed true airborne broadband system, and which is known as “Infinitus Super Highway.” Infinitus Super Highway will use commercial aircraft as hubs or “mini-satellites,” rather than traditional satellites or terrestrial systems. We believe that Infinitus Super Highway will become the future of airborne communications networks.

On December 12, 2016, we entered into a written Memorandum of Understanding with Electric Lightwave Holdings, Inc., a fiber-based network services provider in the western United States. Pursuant to the provisions of that memorandum, the ground segment of our contemplated Infinitus Super Highway will be supported by Lightwave’s 12,500-mile fiber optics cable and data center network, which is located throughout the western United States, including an undersea cable link to the Hawaiian Islands. A copy of that memorandum is attached as Exhibit 10.1 to that Current Report on Form 8-K filed on December 27, 2016, with the SEC.

On or about December 23, 2016, the Federal Aviation Administration issued to us a project number for our Supplemental Type Certificate Application. After Administration (“FAA”) the FAA project number is ST16664LA-T. That project number will allow us to install a broadband Transceiver System on Boeing 757-200 aircraft.

As of January 9, 2017, we entered into and executed a written Marketing Memorandum of Understanding with Air Lease Corporation, a California corporation, and a leading aircraft leasing company principally engaged in purchasing commercial aircraft and leasing them to its airline customers worldwide. Pursuant to the provisions of that memorandum, Air Lease shall be the exclusive marketing agent for our digital super highway in the sky which provides a high-speed broadband airborne wireless network, known as “Infinitus Super Highway.”

On February 1, 2017, we hired Michael J. Warren to be our Chief Executive Officer. Additionally, on February 1, 2007, we entered into with Mr. Warren a written Employment Agreement which specifies the terms and conditions of his employment as our Chief Executive Officer. A copy of that Employment Agreement is attached as Exhibit 10.1 to that Current Report on Form 8-K filed on February 21, 2017, with the SEC.

On February 13, 2017, upon exercise of warrants therefor, we sold and issued 80,000 shares of our common stock at a price of $1.25 per share, for an aggregate purchase price of $100,000. Those shares were issued and sold pursuant to an exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (“Securities Act”) specified by the conversions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated pursuant thereto. Those shares were sold and issued in a transaction not involving a public offering of securities.

On February 15, 2017, upon exercise of warrants therefor, we sold and issued 80,000 shares of our common stock at a price of $1.25 per share, for an aggregate purchase price of $100,000. Those shares were issued and sold pursuant to an exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (“Securities Act”) specified by the conversions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated pursuant thereto. Those shares were sold and issued in a private transaction not involving a public offering of securities.

On February 20, 2017, upon the exercise of warrants therefor, we sold and issued 592,000 shares of our common stock at a price of $1.25 per share for and aggregate price of $740,000. The purchaser of those shares is not a U.S. person within the meaning of Rule 902(k) of Regulation S and, therefore, those shares of our common stock were issued in a transaction which is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, pursuant to the provisions of Regulation of S.

Employees

As of February 28, 2016, we had 8 employees. Our officers, director and employees are responsible for all planning, development and operational duties and will continue to do so throughout the early stages of our growth. Additionally, we utilize the services of consultants to assist with the development of our business. Human resource planning will be a part of an ongoing process that will include regular evaluation of our operations. We intend to hire additional employees at such time as we determine it is appropriate. We can provide no assurance or guarantee on the date on which we will hire additional employees.

We have not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.

Plan of Operations

Our business plan contemplates the development, promotion and licensing of Infinitus Super Highway, a wholesale fully-meshed broadband digital carrier network, which is the first and only true airborne broadband network providing connectivity for worldwide broadband carrier services using commercial aircraft, which is an effort to reduce significantly Internet problems associated with traditional air-to-ground and satellite based airborne communications providers. Infinitus Super Highway is the first broadband fully meshed network using high level patented technology to bring speed and reliability in the air.

We intend to become a significant global wholesale communication carrier. We intend to sell wholesale bandwidth to the world’s top telecom and internet services providers using Infinitus Super Highway, which will enable participating aircraft to act as airborne repeaters or routers, sending and receiving broadband signals from one aircraft to the next, which will create a digital superhighway in the sky. We do not intend to become a service provider to individual airline passengers.

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

16

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

•

Negotiating a relationship with Electric Lightwave Holdings, Inc. pursuant to which the ground segment of our contemplated Infinitus Super Highway will be supported by Lightwave’s 12,500 mile fiber optics cable and data center network, which is located throughout the western United States, including an undersea cable link to the Hawaiian Islands.

•

Negotiating with Air Lease Corporation a relationship pursuant to which Air Lease Corporation will act as the exclusive marketing agent and use its extensive network of airline customers to market our Infinitus Super Highway to multiple airline customers throughout the world.

•

Negotiating a relationship with German Aerospace Center (DLR) spinoff ViaLight pursuant to which ViaLight and we will explore integrating a laser-based communication system into our Infinitus Super Highway broadband wireless network.

We have no plans to change our plan of operations.

We anticipate that our revenues would come from “facilitating global high-speed data communications” using Infinitus Super Highway. We anticipate that our primary customers will be global communication, wholesalers, data wholesalers, VOIP carriers, and government agencies (FAA, DOD, TSA, etc.). As of the date of this Current Report, we have not licensed Infinitus Super Highway.

Products and Services

Infinitus Super Highway is for use on existing aircraft to replace low-earth orbit communication satellites. Infinitus Super Highway will provide a low-cost, broadband wireless communication infrastructure, by using and modifying existing, small, lightweight low-power, low-cost microwave relay station equipment onboard aircraft. Each equipped aircraft would have a broadband wireless communication link to one or more neighboring aircraft or ground stations and be a part of seamless airborne repeaters, providing broadband wireless communication gateways along a flight path. Those broadband wireless communication services will provide Internet access for customers’ onboard in-flight aircraft.

Infinitus Super Highway is expected to be extremely robust, as it is a “fully-meshed” network, which utilizes commercial aircraft as its hubs. It also uses a proportionally smaller number of “earth-stations” as its “up/down-links.”

As new software becomes available, Infinitus Super Highway can be easily updated. When new and more efficient data-transmission technologies emerge, upgrading Infinitus can be as easy as replacing a single module, and the system is ready for “the future.” Infinitus Super Highway is never obsolete. Satellite technology, on the other hand, in most cases, has already been surpassed by the time a satellite is launched. These cannot be upgraded or serviced once launched.

It is anticipated that Infinitus Super Highway would be the first and only airborne broadband fully meshed digital network, using patented technology, to bring speed and reliability to the far corners of the earth.

Change in Control of the Company

We are not aware of any arrangements that might result in a change in control of the Company.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended February 28, 2017 and February 29, 2016, which are included herein.

Our operating results for the six months ended February 28, 2017 and February 29, 2016, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	February 28,	February 29,
Statement of Operations Data:	2017	2016	Changes

Revenue	$-	$-	$-
Total operating expenses	19,691,213	24,912	19,666,301
Other expenses	950	-	950
Net loss	$19,692,163	$24,912	$19,667,251

We have not earned any revenues for the six months ended February 28, 2017.

The increase in net loss by $19,667,251 during the six months ended February 28, 2017 from the same period during 2016, was primarily due to operations commencing on the development of our Infinitus Super Highway in the current year. The net loss is from increased operating expenses, primarily from issuances of common stock for compensation. Other expenses for the six months ended February 28, 2017, are for interest and state tax expenses.

Our operating expenses for the six months ended February 28, 2017 and February 29, 2016, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	February 28,	February 29,
Operating Expenses:	2017	2016	Changes

Advertising and marketing	$606,177	$-	$606,177
Depreciation and amortization	729	-	729
General and administrative expenses	74,827	2,932	71,895
Management fees	11,635	-	11,635
Professional fees	759,651	21,980	737,671
Research and development	320,651	-	320,651
Salaries and wages	208,191	-	208,191
Stock based compensation	17,709,352	-	17,709,352
Total operating expenses	$19,691,213	$24,912	$19,666,301

The increase in stock based compensation was primarily due to the issuance of 7,700,000 shares for a value of $8,932,000 per the marketing memorandum of understanding that we signed with an aircraft leasing provider. Additional stock based compensation was for the issuance of 1,564,858 shares of common stock to consultants for a value of $1,540,000, $2,098,733 for warrants issued to shareholders, and $5,138,619 for stock option grants to employees. Additional operating expenses related to an expansion of our operations advertising and development of our Infinitus Super Highway and an increase general operating expenses related to accounting, audit, legal and other professional fees for SEC filings, investor relations, and payroll.

Our operating results for the three months ended February 28, 2017 and February 29, 2016, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,	February 29,
Statement of Operations Data:	2017	2016	Changes

Revenue	$-	$-	$-
Total operating expenses	15,861,823	24,912	15,836,911
Other expenses	145	-	145
Net loss	$15,861,968	$24,912	$15,837,056

The net loss is from increased operating expenses, primarily from issuances of common stock for compensation. Other expenses for the three months ended February 28, 2017, are for interest expenses.

Our operating expenses for the three months ended February 28, 2017 and February 29, 2016, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,	February 29,
Operating Expenses:	2017	2016	Changes

Advertising and marketing	$546,289	$-	$546,289
Depreciation and amortization	729	-	729
General and administrative expenses	30,018	2,932	27,086
Management fees	-	-	-
Professional fees	550,918	21,980	528,938
Research and development	315,551	-	315,551
Salaries and wages	147,684	-	147,684
Stock based compensation	14,270,634	-	14,270,634
Total operating expenses	$15,861,823	$24,912	$15,836,911

The increase in stock based compensation was primarily due to the issuance of 7,700,000 shares for a value of $8,932,000 per marketing memorandum of understanding that we signed with an aircraft leasing provider. Additional stock based compensation was for the issuance of 26,700 shares of common stock to consultants for a value of $30,000, $1,070,551 for warrants issued to shareholders, and $4,238,083 for stock option grants to employees. Additional operating expenses related to an expansion of our operations advertising and development of our Infinitus Super Highway, and an increase general operating expenses in accounting, audit, legal and other professional fees for SEC filings, investor relations, and payroll.

We have not attained profitable operations and are dependent upon obtaining financing and have historically relied on the issuance of our equity and loans from related parties. For these reasons our auditors, on our Form 10-K as filed with the SEC on December 13, 2016, issued a going concern qualification in its opinion.

Liquidity and Capital Resources

	February 28,	August 31,
Balance Sheet Data:	2017	2016	Changes

Cash	$689,906	$809	$689,097
Bank indebtedness	$101	$1,985	$(1,884)
Working capital (deficiency)	$582,346	$(90,664)	$673,010
Total assets	$1,247,067	$9,976	$1,237,091
Total liabilities	$638,372	$100,640	$537,732
Total stockholders' equity (deficit)	$608,695	$(90,664)	$699,359

As of February 28, 2017, our current assets were $1,220,718 and our current liabilities were $638,372, which resulted in working capital of $582,346. As of August 31, 2016, our current assets were $9,976 and our current liabilities were $100,640, which resulted in a capital deficiency of $90,664. As at February 28, 2017, current assets were comprised of $689,906 in cash and $530,812 in prepaid expenses, compared to $809 in cash and $9,167 in prepaid expenses at August 31, 2016. As at February 28, 2017, current liabilities were comprised of $101 in bank indebtedness, $534,791 in accounts payable and $103,480 in due to related parties compared to $1,985 in bank indebtedness, $53,290 in accounts payable and $45,365 in due to related parties at August 31, 2016.

Our current cash, as of February 28, 2017, will satisfy our immediate liquidity and SEC reporting requirements for the next 12 months, however, we will require additional financing to pursue business activities. We intend to seek equity and/or debt financing to fund our operations over the next 12 months. However, additional equity or debt financing may not be available to us on acceptable terms or at all and, thus, we could fail to satisfy our future cash requirements.

As part of our capital raising efforts, in the six months ended February 28, 2017, we raised $2,682,170 from the issuance of 2,915,604 shares of common stock.

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

	Six Months Ended
	February 28,	February 29,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(2,024,110)	$(5,350)	$(2,018,760)
Cash Flows used in Investing Activities	(27,078)	-	(27,078)
Cash Flows provided by (used in) Investing Activities	2,740,285	(77)	2,740,362
Net Increase (decrease) in Cash During Period	$689,097	$(5,427)	$694,524

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended February 28, 2017, net cash flows used in operating activities was $2,024,110, consisting of a net loss of $19,692,163 and was reduced by stock based compensation of $17,709,352 and an increase in accounts payable and accrued liabilities of $481,501 and was increased by an increase in prepaid expenses of $521,645, and a decrease in line of credit of $1,884. For the six months ended February 29, 2016, net cash flows used in operating activities was $5,350, primarily from a loss of $24,912 and offset by an increase in accounts payable and accrued liabilities of 19,562.

Cash Flows from Investing Activities

For the six months ended February 28, 2017, we acquired $27,078 of office and computer equipment. For the six months ended February 29, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended February 28, 2017, net cash flows provided by financing activities was $2,740,286, consisting of proceeds from issuance of common stock of $2,682,170 and loans from related parties of $58,116. For the six months ended February 29, 2016, net cash flows used in financing activities was $77 for net loan repayment to related parties.

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

The material estimates for our company are that of the stock-based compensation recorded for options and warrants granted and the valuation for the common stock issued for intellectual property, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2017 was estimated using the average historical volatility of three public companies offering services in the same industry classification. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2016, we issued 1,500,000 shares of our common stock at a per share price of $.80, for an aggregate amount of $1,200,000, in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S.

On December 6, 2016, we accepted a subscription for a unit which consists of (i) 4,110 shares of our common stock and (ii) one 1 year warrant to purchase 4,110 shares of our common stock at a purchase price of $0.73 per share. The amount paid by the subscriber for that unit is $3,000. That unit was offered and sold in a transaction not involving a public offering of securities.

On December 20, 2016, we issued to Eurasian Capital LLC (“Eurasian”) 12,600 shares of our common stock pursuant to our agreement with Eurasian to provide institutional market awareness/public relations services in a transaction not involving a public offering of securities.

On December 20, 2016, we accepted the subscription for a unit which consisted of (i) 6,098 shares of our common stock and (ii) a one year warrant to purchase 6,098 shares of our common stock at a price of $1.25 per share. The amount paid by the subscriber for that unit is $5,000. That unit was offered and sold in a transaction no involving a public offering of securities.

On December 22, 2016, we accepted the subscription for a unit which consisted of (i) 4,762 shares of our common stock and (ii) a one year warrant to purchase 4,762 shares of our common stock at a price of $1.25 per share. The amount paid by the subscriber for that unit is $5,000. That unit was offered and sold in a transaction no involving a public offering of securities.

On December 30, 2016, we issued to Eurasian 13,158 shares of our common stock pursuant to our agreement to provide institutional market awareness/public relations services in a transaction not involving a public offering of securities.

Effective January 1, 2017, pursuant to our employment agreement with him, we granted to Andrew J. Wolin, our employee, (i) an option to purchase 1,250,000 shares of our common stock at a purchase price of $1.25 per share, which option vested on January 1, 2017, and will expire 5 years thereafter; (ii) an option to purchase 1,250,000 shares of our common stock at a purchase price of $1.75 per share, which option will vest on January 1, 2018, and will expire 5 years thereafter; and (iii) an option to purchase 1,250,000 shares of our common stock at a purchase price of $2.50 per share, which option will vest on January 1, 2019, and will expire 5 years thereafter.

Effective January 1, 2017, we granted to Jennifer Holmes, our employee, a cashless option to purchase 50,000 shares of our common stock at a purchase price of $1.25 per share, which option vested on January 1, 2017, and will expire 5 years thereafter.

On January 6, 2017, we issued to Eurasian 10,000 shares of our common stock pursuant to our agreement to provide institutional market awareness/public relations services in a transaction not involving a public offering of securities.

On January 11, 2017, we issued to Air Lease Corporation (“Air Lease”) 7,700,000 shares of our common stock pursuant to our agreement with Air Lease regarding marketing services, in a transaction not involving a public offering of securities.

On January 24, 2017, we accepted a subscription for a unit which consists of (i) 1,000 shares of our common stock and (ii) one 1 year warrant to purchase 1,000 shares of our common stock at a purchase price of $1.50 per share. The amount paid by the subscriber for that unit is $1,150. That unit was offered and sold in a transaction not involving a public offering of securities.

On January 25, 2017, we accepted a subscription for a unit which consists of (i) 8,334 shares of our common stock and (ii) one 1 year warrant to purchase 8,334 shares of our common stock at a purchase price of $1.20 per share. The amount paid by the subscriber for that unit is $10,000. The subscriber for that unit is an accredited investor. That unit was offered and sold in a transaction exempt from registration and prospectus delivery requirements of the Securities Act of 1933, pursuant to the provisions of Section 4(a)(2) of that act and Rule 506 (b) of Regulation D.

On January 26, 2017, we accepted a subscription for a unit which consisted of (i) 429,688 shares of our common stock and (ii) a one year warrant to purchase 429,688 shares of our common stock at a purchase price of $1.50 per share. The amount paid by the subscriber for that unit is $550,000. The transaction pursuant to which that unit was offered and sold was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S.

On February 1, 2017, pursuant to our employment agreement with him, we granted to Michael J. Warren, our Chief Executive Officer, (i) an option to purchase at least 2,000,000 shares of our common stock at a per share price of $2.00, which option will vest on January 1, 2018, and will expire 5 years thereafter; (ii) an option to purchase at least 2,000,000 shares of our common stock at a per share price of $2.75, which option will vest on January 1, 2019, and will expire 5 years thereafter; and (iii) an option to purchase at least 2,000,000 shares of our common stock at a per share price of $3.25, which option will vest on January 1, 2020, and will expire 5 years thereafter.

On February 8, 2017, we accepted a subscription for a unit which consisted of (i) 370,000 shares of our common stock and (ii) a one year warrant to purchase 370,000 shares of our common stock at a purchase price of $2.50 per share. The amount paid by the subscriber for that unit is $740,000. The transaction pursuant to which that unit was offered and sold was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S.

On February 9, 2017, we issued to Eurasian 4,100 shares of our common stock pursuant to our agreement with Eurasian to provide institutional market awareness/public relations services in a transaction not involving a public offering of securities.

On February 15, 2017, we accepted the subscription for a unit which consisted of (i) 4,300 shares of our common stock and (ii) a one year warrant to purchase 4,300 shares of our common stock at a price of $3.25 per share. The amount paid by the subscriber for that unit is $10,019. The subscriber for that unit is an accredited investor. That unit was offered and sold in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of that act and Rule 506 (b) Regulation D.

On February 17, 2017, we issued 160,000 shares of our common stock as a per share price of $0.80, for an aggregate amount of $128,000, in a transaction not involving a public offering of securities.

On February 20, 2017, we issued 592,000 shares of our common stock as a per share price of $1.25, for an aggregate amount of $740,000, in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 10, 2017, we issued 13,300 shares of our common stock at a per share price of $1.88, for an aggregate amount of $25,004, in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Regulation S.

On March 10, 2017, we issued to Eurasian 4,132 of our common stock pursuant to our agreement with Eurasian regarding institutional awareness services in a transaction not involving a public offering of securities.

On March 10, 2017, we issued 100,000 shares of our common stock as a per share price of $1.65, for an aggregate amount of $165,000, in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Regulation S.

On March 10, 2017, we issued 100,000 shares of our common stock as a per share price of $1.88, for an aggregate amount of $188,000, in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Regulation S.

On March 13, 2017, we issued to Air Lease 965,140 shares of our common stock in a transaction not involving a public offering of securities, to comply with our non-dilution agreement with Air Lease.

On March 13, 2017, Michael J. Warren was appointed as a member of our board of directors.

On March 13, 2017, we entered into a written Memorandum Understanding with German Aerospace Center (DLR) spinoff, ViaLight, pursuant to the provisions of which Vialight and us will explore integrating a laser-based communications system into our contemplated Infinitus Super Highway fully-meshed high speed broadband airborne wireless network.

On March 17, 2017, we entered into and executed a written Memorandum Understanding with RSI Inc., pursuant to the provisions of which we have agreed with RSI Inc., to further discuss our relationship regarding the development of a portion of our on-board system hardware for our broadband wireless network, trademarked as “Infinitus Super Highway.”

On or about March 30, 2017, we prepared and filed with the Federal Communications Commission (“FCC”) an application for an experimental FCC license, file number 0378-EX-ST-2017 to begin air-to-air and air-to-ground meshed network system evaluations. Upon approval, that license will allow us to begin ground and flight radio frequency transmission testing of our Infinitus Super Highway.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit				Filing Date/
Number	Exhibit Description	Form	Exhibit	Period End Date

3.1	Articles of Incorporation	S-1	3.1	1/19/2012

3.2	Bylaws	S-1	3.2	1/19/2012

3.3	Certificate of Amendment regarding name change to Ample-Tee, Inc.	S-1	3.3	1/19/2012

3.4	Certificate of Amendment regarding name change to Airborne Wireless Network	8-K	3.1	5/24/2016

3.5*	Certificate of Amendment regarding increase in authorized shares of common stock and forward stock split.

10.1	Intellectual Property Purchase Agreement with Apcentive, Inc., dated as of July 31, 2016	8-K/A	10.1	10/21/2016

10.2	Consulting Agreement with C. Neal Monte dated as of August 7, 2016	8-K	10.1	8/16/2016

10.3	Memorandum of Understanding with Concept Development Inc., dated August 8, 2016	8-K	10.1	8/11/2016

10.5	Employment Agreement with Marius D. de Mos dated as of August 19, 2016	8-K	10.1	8/26/2016

10.6	Memorandum of Understanding with Jet Midwest Group, LLC dated August 30, 2016	8-K	10.1	9/1/2016

10.7	Employment Agreement with Jason T. de Mos dated as of October 7, 2016	8-K	10.1	10/14/2016

10.8	Consulting Agreement with Aero Certification and Engineering LLC dated as of October 18, 2016	8-K	10.1	10/26/2016

10.9	Services and Compensation Agreement with Jet Midwest, LLC dated as of October 31, 2016	8-K	10.1	11/1/2016

10.10	Employment Agreement with Earle Olson dated as of November 1, 2016	10-K	10.10	12/13/2016

10.11	Services Agreement with IRTH Communications, LLC dated November 2, 2016	10-K	10.11	12/13/2016

10.12	Media and Services Agreement with ZapZorn Inc. dated October 25, 2016	10-K	10.12	12/13/2016

10.13	Institutional Market Awareness Agreement with Eurasian Capital, LLC dated November 16, 2016	10-K	10.13	12/13/2016

10.14	Memorandum of Understanding with Electric Lightwave Holdings, Inc. dated December 12, 2016	10-K	10.1	12/27/2016

31*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Airborne Wireless Network

Dated: April 14, 2017	By:	/s/ J. Edward Daniels
J. Edward Daniels
President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

