Form 10-Q
period 2017-05-31
AIRBORNE WIRELESS NETWORK
filed 2017-07-17
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission File Number 333-179079

AIRBORNE WIRELESS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	27-4453740
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4115 Guardian Street, Suite C, Simi Valley, California	93063
(Address of principal executive offices)	(Zip Code)

(805) 583-4302
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  YES   ☒  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

89,085,386 common shares issued and outstanding as of July 7, 2017.

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

We have based the forward-looking statements contained in this Quarterly Report primarily regarding our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in the section of the Super 8-K entitled “Risk Factors.” Moreover, we operate in a rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein.

You should not rely on forward-looking statements as predictions of future events. Except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of those forward-looking statements, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

MAY 31, 2017

(UNAUDITED)

AIRBORNE WIRELESS NETWORK

CONDENSED BALANCE SHEETS

(UNAUDITED)

	May 31,	August 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$224,331	$809
Prepaid expenses	224,919	9,167
Total Current Assets	449,250	9,976

Property and equipment, net	27,296	-

Total Assets	$476,546	$9,976

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Line of credit	$180	$1,985
Accounts payable and accrued liabilities	364,131	53,290
Due to related parties	84,980	45,365
Total Current Liabilities	449,291	100,640

Total Liabilities	449,291	100,640

Commitments and Contingencies (note 8)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 200,000,000 shares authorized; 88,395,996 and 74,097,796 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	88,396	74,098
Additional paid-in capital	27,222,977	51,108
Accumulated deficit	(27,284,118)	(215,870)
Total Stockholders' Equity (Deficit)	27,255	(90,664)

Total Liabilities and Stockholders' Equity (Deficit)	$476,546	$9,976

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended,
	May 31,		May 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
Advertising and marketing	523,893	-	1,130,070	-
Depreciation	1,885	-	2,614	-
General and administrative expenses	87,453	1,965	162,280	4,897
Management fees	1,500	-	13,135
Professional fees	668,119	11,736	1,427,770	33,716
Research and development	383,606	-	704,257	-
Salaries and wages	192,467	-	400,658	-
Stock based compensation	7,615,873	-	23,226,492	-
Total operating expenses	9,474,796	13,701	27,067,276	38,613

Operating Loss	(9,474,796)	(13,701)	(27,067,276)	(38,613)

Other income (expenses)
Interest expense	-	-	(150)	-
Tax expense	(22)		(822)	-
Total other expense	(22)	-	(972)	-

Net Loss	$(9,474,818)	$(13,701)	$(27,068,248)	$(38,613)

Net loss per common share – basic and diluted	$(0.11)	$(0.00)	$(0.33)	$(0.00)

Weighted average number of common shares outstanding	87,484,413	114,097,796	81,556,795	114,097,796

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,068,248)	$(38,613)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,614	-
Stock-based compensation	23,226,492	-
Decrease (Increase) in operating assets:	-	-
Prepaid expenses	(215,753)	-
Increase (Decrease) in operating liabilities:
Accounts payable and accrued liabilities	310,841	24,461
Line of credit	(1,805)	542
Net Cash Used in Operating Activities	(3,745,859)	(13,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,910)	-
Net Cash Used in Investing Activities	(29,910)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party payable	39,615	8,183
Proceeds from exercise of warrants	940,000	-
Proceeds from issuance of common stock and warrants	3,019,676	-
Net Cash Provided by Financing Activities	3,999,291	8,183

Net increase (decrease) in cash and cash equivalents	223,522	(5,427)
Cash and cash equivalents, beginning of period	809	5,427
Cash and cash equivalents, end of period	$224,331	$-

Supplemental cash flow information:
Cash paid for interest	$5	$-
Cash paid for taxes	$822	$-

Non-cash financing transactions:
Related party subscription receivable recorded to contributed capital	$-	$2,500
Related party loan forgiven to contributed capital	$-	$40,057
Related party assumption of accounts payable	$-	$33,782

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Airborne Wireless Network (the “Company”) is a Nevada corporation incorporated on January 5, 2011 under the name Ample-Tee. Effective on May 19, 2016, the Company’s corporate name was changed to Airborne Wireless Network.  It is based in Simi Valley, California, USA.  The Company’s fiscal year end is August 31.

We are a developmental stage company with the principal business strategy of developing, marketing and licensing a fully-meshed, high-speed broadband airborne wireless network by linking commercial aircraft in flight. We call this network the “Infinitus Super Highway” (“Infinitus”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 13, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2017, and August 31, 2016 the Company had $224,331 and $809 cash and cash equivalents, respectively. As of May 31, 2017, and August 31, 2016, the company had a revolving line of credit that had a balance of $180 and $1,985, respectively.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $704,257 and $0 were incurred for the nine months ended May 31, 2017 and 2016, respectively.

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

Stock-based compensation of $23,226,492 and $0 were incurred for the nine months ended May 31, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at May 31, 2017 and August 31, 2016:

	May 31,	August 31,
	2017	2016
Legal and regulatory fees	$52,253	$9,167
Advertising and promotion	139,866	-
Rent expense	32,800	-
	$224,919	$9,167

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at May 31, 2017 and August 31, 2016:

	May 31,	August 31,
	2017	2016
Equipment and Furniture	$16,327	$-
Computer Equipment	13,583	-
	29,910	-
Accumulated Depreciation	(2,614)	-
Property and equipment, net	$27,296	$-

Depreciation for nine months ended May 31, 2017 and 2016 is $2,614 and $0, respectively.

NOTE 5 – CAPITAL STOCK

Authorized Stock

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuances

During the nine months ended May 31, 2017, the Company issued 14,298,200 shares of common stock, as follows:

•

2,965,608 shares of common stock to investors, as part of units sold that also consisted of warrants to purchase 2,965,608 shares of common stock, exercisable for a period range from one to five years from issuance at a price range of $1.25 to $3.25 per share. The aggregate gross proceeds received from the sale of the units was $3,019,676.

•	752,000 shares of common stock issued for the exercise of warrants for $940,000.

•	10,253,936 shares of common stock to strategic service providers, for services valued at $13,731,387.

•	326,656 shares of common stock to consultants, for services valued at $320,000.

As at May 31, 2017 and August 31, 2016, the Company had 88,395,996 and 74,097,796 shares of common stock issued and outstanding, respectively.

Warrants

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2017:

Warrants Outstanding			Warrants Exercisable
	Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
152,500	0.40	$1.25	152,500	$1.25
10,000	0.40	$1.25	10,000	$1.25
1,220,500	0.47	$1.25	1,220,500	$1.25
4,110	0.51	$1.37	4,110	$1.37
6,098	0.55	$1.25	6,098	$1.25
4,762	0.56	$1.25	4,762	$1.25
1,000	0.65	$1.50	1,000	$1.50
8,334	0.66	$1.50	8,334	$1.50
4,300	0.71	$3.25	4,300	$3.25
100,000	2.75	$1.88	100,000	$1.88
13,300	2.76	$1.88	13,300	$1.88
100,000	2.78	$1.65	100,000	$1.65
62,200	2.86	$2.41	62,200	$2.41
120,000	2.88	$2.08	120,000	$2.08
203,252	4.96	$2.19	203,252	$2.19
203,252	4.96	$2.19	203,252	$2.19
2,213,608			2,213,608

The below table, summarizes warrant activity during the period ended May 31, 2017:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Granted	2,965,608	1.48
Exercised	(752,000)	1.25
Forfeited	-	-
Balances as of May 31, 2017	2,213,608	$1.56

NOTE 6 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

We granted stock options, which was adopted by our board of directors, which provides for equity incentives to be granted to certain employees.

During the year ended August 31, 2016, the Company granted the following stock options:

•	On August 7, 2016, the Company granted options to an employee, to purchase 50,000 shares of our unregistered common stock at a price of $0.50 per share, that vested immediately and do not expire. The option had a value of $21,500.

•	On August 19, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on August 19, 2017, $1.25 per share for 1/3 of the shares vesting on August 19, 2018, and $2.00 per share for 1/3 of the shares vesting on August 19, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $2,528,880. Total compensation cost expected to be recognized in future periods for unvested options at May 31, 2017 amounted to $1,322,177. During the nine months ended May 31, 2017 and 2016, the Company charged to operations stock based compensation expense of $1,155,894 and $0, respectively.

During the nine months ended May 31, 2017, the Company granted the following stock options:

•	On October 7, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on October 7, 2017, $1.25 per share for 1/3 of the shares vesting on October 7, 2018, and $2.00 per share for 1/3 of the shares vesting on October 7, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,571,773. Total compensation cost expected to be recognized in future periods for unvested options at May 31, 2017 amounted to $2,160,461. During the nine months ended May 31, 2017, the Company charged to operations stock based compensation expense of $1,411,312.

•	On November 1, 2016, the Company granted options to an employee, to purchase an aggregate of 4,500,000 shares of our unregistered common stock at a price of $0.75 per share for 1/3 of the shares vesting on November 1, 2017, $1.25 per share for 1/3 of the shares vesting on November 1, 2018, and $2.00 per share for 1/3 of the shares vesting on November 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,960,769. Total compensation cost expected to be recognized in future periods for unvested options at May 31, 2017 amounted to $2,561,538. During the nine months ended May 31, 2017, the Company charged to operations stock based compensation expense of $1,399,231.

•	On January 1, 2017, the Company granted options to an employee, to purchase an aggregate of 3,750,000 shares of our unregistered common stock at a price of $1.25 per share for 1/3 of the shares vesting immediately on January 1, 2017, $1.75 per share for 1/3 of the shares vesting on January 1, 2018, and $2.50 per share for 1/3 of the shares vesting on January 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $5,143,711. Total compensation cost expected to be recognized in future periods for unvested options at May 31, 2017 amounted to $2,372,214. During the nine months ended May 31, 2017, the Company charged to operations stock based compensation expense of $2,771,497.

•	On January 1, 2017, the Company granted options to an employee, to purchase an aggregate of 50,000 shares of our unregistered common stock at a price of $1.25 per share vesting immediately on January 1, 2017. The options expire December 31, 2021, unless the employee is terminated pursuant to her employment agreement. The options had an aggregate value totaling $67,894. During the nine months ended May 31, 2017, the Company charged to operations stock based compensation expense of $67,894.

•	On February 1, 2017, the Company granted options to an employee, to purchase an aggregate of 6,000,000 shares of our unregistered common stock at a price of $2.00 per share for 1/3 of the shares vesting on January 1, 2018, $2.75 per share for 1/3 of the shares vesting on January 1, 2019, and $3.25 per share for 1/3 of the shares vesting on January 1, 2020. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $11,134,303. Total compensation cost expected to be recognized in future periods for unvested options at May 31, 2017 amounted to $8,765,024. During the nine months ended May 31, 2017, the Company charged to operations stock based compensation expense of $2,369,277.

Stock option activity during the nine months ended May 31, 2017 was as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	4,550,000	$1.32	$2,550,380	$82,500
Granted	18,800,000	1.86	23,878,450	1,170,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of May 31, 2017	23,350,000	$1.75	$26,428,830	$1,252,500

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at May 31, 2017 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of May 31, 2017, options to purchase 1,350,000 shares of common stock were exercisable and the intrinsic values of these options are $1,252,500. As of May 31, 2017, the intrinsic value of outstanding options to purchase 22,000,000 shares is $0, as these options to employees vest in future periods.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the nine months ended May 31, 2017 and 2016:

Nine Months Ended May 31,
	2017	2016
Expected term	4.59 - 6.43 years	-
Expected average volatility	179%-183%	-
Expected dividend yield	-	-
Risk-free interest rate	1.17% - 2.25%	-

The following table summarizes information relating to outstanding and exercisable stock options as of May 31, 2017:

Options Outstanding			Options Exercisable

	Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
50,000	No expiration	$0.5	50,000	$0.50
4,500,000	6.22	$1.33	-	$-
4,500,000	6.36	$1.33	-	$-
4,500,000	6.43	$1.33	-	$-
3,750,000	5.59	$1.83	1,250,000	$1.25
6,000,000	6.59	$2.67	-	$-
50,000	4.59	$1.25	50,000	$1.25
23,350,000			1,350,000

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2017 and 2016, the Company received advances from shareholders, one of whom is a director and officer of the Company, in the amount of $39,615 and $8,183, respectively, to pay for expenses. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

During the nine months ended May 31, 2017 and 2016, the Company incurred management fees of $13,135 and $0, respectively, to the director and officer of the Company.

As of May 31, 2017, and August 31, 2016, the Company owed to related parties $84,980 and $45,365, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 7,700,000 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provides full anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will own 10% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2017, we had issued 8,839,600 shares of common stock to Air Lease Corporation.

Pursuant to our agreement with Jet Midwest Group entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, we issued to Jet Midwest Group 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group provides full anti-dilution protection to Jet Midwest Group. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group will own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2017, we had issued 1,414,336 shares of common stock to Jet Midwest Group.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to May 31, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

In June 2017, we issued units consisting of an aggregate of 289,390 shares of common stock and warrants to purchase 289,390 shares of common stock, exercisable for three years from issuance at a price range of $1.66 to 2.41 per share, for aggregate gross proceeds of $493,900.

On June 15, 2017, 400,000 shares of common stock were issued for the exercise of previously issued warrants to purchase that number of shares of common stock, at an exercise price of $1.25 for proceeds of $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Company Overview

We are a developmental stage company with the principal business strategy of developing, marketing and licensing a fully-meshed, high-speed broadband airborne wireless network by linking commercial aircraft in flight. We call this network the “Infinitus Super Highway” (“Infinitus”).

Infinitus will provide a low-cost, broadband wireless communication infrastructure by using and modifying existing, small, lightweight, low-power relay station equipment that will be installed onboard aircraft. Each equipped aircraft would have a broadband wireless communication link to one or more neighboring aircraft and/or ground stations. These aircraft and ground stations would form a chain of seamless repeaters or routers providing broadband wireless communication gateways along the entire flight path, essentially creating a digital superhighway in the sky. If a link were to be interrupted, the signal would be redirected to the next participating aircraft or ground station in the chain -- in other words, there would be multiple, simultaneous data connections and thus the system would not rely on a single link.

We intend to act as a wholesale carrier, licensing our bandwidth to data service providers (such as major telecom companies and other Internet service providers) that provide broadband services to end users, to government or related agencies, and to companies that desire a more robust private broadband network. We do not plan to license Infinitus directly to consumers. We anticipate that Infinitus will enable our future customers to minimize their infrastructure development time and costs, and increase the reliability of their broadband communications systems.

If we can successfully complete the development of Infinitus, Infinitus could provide high speed broadband internet service to currently underserved markets, such as maritime, rural and remote locations. In addition, Infinitus could improve Internet access and connectivity for customers onboard aircraft in flight. Infinitus could also provide a broadband wireless network that is not vulnerable or susceptible to single points of failure (as is the case with current wireless networks) to government agencies, including those that provide emergency or disaster relief services, or companies seeking a more secure, reliable private data network.

Infinitus will be based on a United States patent that we acquired from Apcentive Inc. in August 2016. The patent, which expires on September 20, 2018, gives the holder the exclusive right in the United States and countries honoring United States patents to create a fully-meshed, high-speed broadband wireless network by linking commercial aircraft in flight. In consideration for the patent and the trademark "Infinitus", we issued to Apcentive 40,000,000 shares of our common stock and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution, and other exploitation of the patent.

We are currently in the process of completing the development of Infinitus, and have not licensed Infinitus to anyone or generated any revenue.

Plan of Operations

We have a three-pronged plan to commercialize Infinitus.

The first prong of our plan is to complete the development and testing of Infinitus and obtain the relevant certifications from the Federal Aviation Administration (“FAA”) to install our equipment on commercial aircraft. In May 2017, we completed our first airborne test of the system using two aircraft and a temporary mobile mast system that emulated a ground station. During this first airborne test, FAA and electromagnetic interference (“EMI”) tests were conducted successfully, demonstrating that use of our system did not interfere with any phase of aircraft operations. We must now complete the software development for Infinitus, and the design and development of the customized hardware needed to enable Infinitus. When that is substantially complete, we will be able to conduct a much larger test, using up to 20 commercial aircraft. We presently anticipate that we will be able to conduct that test in the first half of 2018, assuming adequate progress in the software and hardware development and receipt of additional funding. If that test is successful, our plan would be to commercialize Infinitus within the following six to nine months, provided we are also able to install and activate the ground and control stations required to fully enable Infinitus.

The second prong of our plan is to enter into agreements with commercial airlines (passenger and cargo) that will allow us to install our equipment on their aircraft, and traditional data transfer providers with which we can partner to support the ground-based system infrastructure required to fully enable Infinitus. We believe that commercial airlines will be amenable to such agreements because they will receive a portion of the revenue from the usage of the equipment and/or Infinitus will enhance their overall customer service. We have entered into an agreement with Air Lease Corporation, a leading aircraft leasing company, as our marketing agent to arrange for airlines to install our equipment on their aircraft. We also believe that traditional data transfer providers will be amenable to such agreements because they will enjoy significantly increased data traffic and associated revenues, as well as additional trade recognition, as a part of enabling Infinitus.

The third prong of our plan is to license our bandwidth to data service providers, government agencies and companies that currently have private data networks and are seeking to make those networks more robust (or companies that desire such a network). Data service providers could include telecom companies, Internet services providers (“ISPs”), data wholesalers, VOIP carriers and other providers of data communications services to consumers. Government agencies could include the FAA, the Department of Defense, the Transportation Security Administration and federal, state and local agencies that provide emergency or disaster relief services.

 Results of Operations

Nine Months Ended May 31, 2017 and 2016

Our operating results for the nine months ended May 31, 2017 and 2016, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	May 31,
Statement of Operations Data:	2017	2016	Changes

Revenue	$-	$-	$-
Total operating expenses	27,067,276	38,613	27,028,663
Other expenses	972	-	972
Net loss	$27,068,248	$38,613	$27,029,635

We did not earn revenues for the nine months ended May 31, 2017 or 2016.

We incurred a net loss of $27.1 million for the nine months ended May 31, 2017 as compared to a net loss of $39,000 for the same period in 2016. The increase in net loss was due to operating expenses incurred in connection with the development of our Infinitus Super Highway starting in August 2016.

Our operating expenses for the nine months ended May 31, 2017 and May 31, 2016, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	May 31,
Operating Expenses:	2017	2016	Changes

Advertising and marketing	$1,130,070	$-	$1,130,070
Depreciation and amortization	2,614	-	2,614
General and administrative expenses	162,280	4,897	157,383
Management fees	13,135	-	13,135
Professional fees	1,427,770	33,716	1,394,054
Research and development	704,257	-	704,257
Salaries and wages	400,658	-	400,658
Stock based compensation	23,226,492	-	23,226,492
Total operating expenses	$27,067,276	$38,613	$27,028,663

The principal reason for the increase in operating expenses was $23.2 million of stock based compensation expenses in the 2017 period. In the nine months ended May 31, 2017, stock compensation expense included: (i) $11.6 million in connection with the issuance of 8,665,140 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $1.25 million in connection with the issuance of 1,250,000 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company (iii) $320,000 in connection with the issuance of 326,656 shares of common stock to consultants; and (iv) $9.2 million with respect to employee stock options.

Advertising and marketing expenses relate to television and print advertising for branding purposes. General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. Professional fees include legal, accounting and compliance fees for our audit, SEC filings, securities offerings and contracts.

Three Months Ended May 31, 2017 and 2016

Our operating results for the three months ended May 31, 2017 and May 31, 2016, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Statement of Operations Data:	2017	2016	Changes

Revenue	$-	$-	$-
Total operating expenses	9,474,796	13,701	9,461,095
Other expenses	22	-	22
Net loss	$9,474,818	$13,701	$9,461,117

We did not earn revenues for the three months ended May 31, 2017 or 2016.

We incurred a net loss of $9.5 million for the three months ended May 31, 2017 as compared to a net loss of $14,000 for the same period in 2016. The increase in net loss was due to operating expenses incurred in connection with commencing the development of our Infinitus Super Highway starting in August 2016.

Our operating expenses for the three months ended May 31, 2017 and May 31, 2016, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,
Operating Expenses:	2017	2016	Changes

Advertising and marketing	$523,893	$-	$523,893
Depreciation and amortization	1,885	-	1,885
General and administrative expenses	87,453	1,965	85,488
Management fees	1,500	-	1,500
Professional fees	668,119	11,736	656,383
Research and development	383,606	-	383,606
Salaries and wages	192,467	-	192,467
Stock based compensation	7,615,873	-	7,615,873
Total operating expenses	$9,474,796	$13,701	$9,461,095

The principal reason for the increase in operating expenses was $7.6 million of stock based compensation expenses in the 2017 period. In the three months ended May 31, 2017, stock compensation expense included: (i) $2.7 million in connection with the issuance of 965,140 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; and (ii) $30,000 in connection with the issuance of 11,798 shares of common stock to consultants; and (iii) $4.0 million with respect to employee stock options.

Liquidity and Capital Resources

	May 31,	August 31,
Balance Sheet Data:	2017	2016	Changes

Cash	$224,331	$809	$223,522
Bank indebtedness	$180	$1,985	$(1,805)
Working capital (deficiency)	$(41)	$(90,664)	$90,623
Total assets	$476,546	$9,976	$466,570
Total liabilities	$449,291	$100,640	$348,651
Total stockholders' equity (deficit)	$27,255	$(90,664)	$117,919

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans finance our operations. During the nine months ended May 31, 2017, we relied primarily on the proceeds from the issuances of securities, including the following: (i) $3.0 million from the issuance of units that included an aggregate of 2,965,608 shares of common stock and warrants to purchase an additional 2,965,608 shares of common stock periods expiring one to five years from the sale date at prices ranging from $1.25 to $3.25 per share; and (ii) $940,000 from the issuance of 752,000 shares of common stock upon exercise of outstanding warrants.

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation shares of common stock representing 10% of our common stock outstanding at that date, and we agreed that on January 15, 2018 we would grant to Air Lease a five-year option to purchase 6% of the shares of common stock outstanding on that date. The agreement with Air Lease Corporation provides full anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will own 10% of the outstanding shares of common stock and each other class or series of capital stock. Similarly and the number of shares subject to Air Lease Corporation's option would increase so that such number would represent 6% of the outstanding shares of our common stock. Through May 31, 2017, we had issued 8,839,600 shares of common stock to Air Lease Corporation.

Pursuant to our agreement with Jet Midwest Group entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, we issued to Jet Midwest Group shares of common stock representing 1.6% of our common stock then outstanding. The agreement with Jet Midwest Group provides full anti-dilution protection to Jet Midwest Group. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group will own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2017, we had issued 1,414,336 shares of common stock to Jet Midwest Group.

As a result of our agreements with Air Lease Corporation and Jet Midwest Group, in connection with the issuance of capital stock in any offering, we are required to issue to Air Lease Corporation and Jet Midwest Group a number of shares equal to approximately 13.1% of the number of shares of issued in that offering.

We believe that our cash as of May 31, 2017 will satisfy our cash requirements, at our current level of development and operations, for approximately three months. Accordingly, we must obtain additional financing to continue operations at our current level. We can give no assurance that we can obtain any additional financing, or if such financing is available, it would be available on terms generally as favorable as terms of recent financings.

In June 2017, we obtained additional financing of $993,900. We issued units consisting of an aggregate of 289,390 shares of common stock and warrants to purchase 289,390 shares of common stock, exercisable for three years from issuance at a price range of $1.66 to $2.41 per share, for aggregate gross proceeds of $493,900 and 400,000 shares of common stock were issued for the exercise of warrants at an exercise price of $1.25 for proceeds of $500,000.

If we cannot raise additional funds through the sale of securities or loans, we would be required to substantially curtail or even cease business operations.

The following table sets forth certain information about our cash flow during the nine months ended May 31, 2017.

	Nine Months Ended
	May 31,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(3,745,859)	$(13,610)	$(3,732,249)
Cash Flows used in Investing Activities	(29,910)	-	(29,910)
Cash Flows provided by (used in) Investing Activities	3,999,291	8,183	3,991,108
Net Increase (decrease) in Cash During Period	$223,522	$(5,427)	$228,949

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2017, net cash flows used in operating activities was $3,745,859, consisting of a net loss of $27,068,248 and was reduced by stock based compensation of $23,226,492 and an increase in accounts payable and accrued liabilities of $310,841 and was increased by an increase in prepaid expenses of $215,753, and a decrease in line of credit of $1,805. For the nine months ended May 31, 2016, net cash flows used in operating activities was $13,610, primarily from a loss of $38,613 and offset by an increase in accounts payable and accrued liabilities of $24,461 and an increase in line of credit of $542.

Cash Flows from Investing Activities

For the nine months ended May 31, 2017, we acquired $29,910 of office and computer equipment. For the nine months ended May 31, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended May 31, 2017, net cash flows provided by financing activities was $3,999,291, consisting of proceeds from issuance of common stock of $3,019,676, proceeds from exercise of warrants of $940,000 and advancement from related parties of $39,615. For the nine months ended May 31, 2016, net cash flows provided by financing activities was $8,183 through advancement from related parties.

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

The material estimates for our company are that of the stock-based compensation recorded for common shares issued for non-cash consideration and options and warrants granted, and the income tax valuation allowance recorded for deferred tax assets.

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

Income taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2017, we sold a unit which consisted of (i) 100,000 shares of our common stock and (ii) a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.88 per share, for a total purchase price of $188,000.

On March 3, 2017, we sold a unit which consisted of (i) 13,300 shares of our common stock and (ii) a three-year warrant to purchase 13,300 shares of our common stock at an exercise price of $1.88 per share, for a total purchase price of $25,004.

On March 10, 2017, we sold a unit which consisted of (i) 100,000 shares of our common stock and (ii) a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.65 per share, for a total purchase price of $165,000.

On April 11, 2017, we sold a unit which consisted of (i) 62,200 shares of our common stock and (ii) a three-year warrant to purchase 62,200 shares of our common stock at an exercise price of $2.41 per share, for a total purchase price of $149,902.

On April 19, 2017, we sold a unit which consisted of (i) 120,000 shares of our common stock and (ii) a three-year warrant to purchase 120,000 shares of our common stock at an exercise price of $2.08 per share, for a total purchase price of $249,600.

On May 17, 2017, we sold a unit which consisted of (i) 203,252 shares of our common stock and (ii) a five-year warrant to purchase 203,252 shares of our common stock at an exercise price of $2.19 per share, for a total purchase price of $250,000.

On May 17, 2017, we sold a unit which consisted of (i) 203,252 shares of our common stock and (ii) a five-year warrant to purchase 203,252 shares of our common stock at an exercise price of $2.19 per share, for a total purchase price of $250,000.

On March 10, 2017, we issued to Eurasian Capital LLC (“Eurasian) 4,132 shares of our common stock as a compensation pursuant to our agreement with Eurasian.

On March 13, 2017, we issued to Air Lease Corporation 965,140 shares of our common stock to comply with the anti-dilution requirement in our marketing agreement with that company. .

On April 10, 2017, we issued to Eurasian 3,760 shares of our common stock as compensation pursuant to our agreement with Eurasian.

On May 9, 2017, we issued to Eurasian 3,906 shares of our common stock as compensation pursuant to our agreement with Eurasian.

All of the issuances of the foregoing securities were made in reliance upon the exemption from registration under the Securities Act pursuant to the exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, or upon the exemption from registration under the Securities Act pursuant to Regulation S.

Item 3. Defaults Upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 9, 2017, we entered into and executed a written Memorandum of Understanding with Air Lease Corporation, a California corporation, and a leading aircraft leasing company principally engaged in purchasing commercial aircraft and leasing them to its airline customers worldwide. Under the terms of the agreement, Air Lease Corporation will act as our exclusive marketing agent and use its extensive network of airline customers to market the “Infinitus Super Highway” to multiple airline customers throughout the world. Air Lease Corporation will also assist us in obtaining the necessary FAA and airframe manufacturer approvals and will connect us with investment and banking entities within its own network.

In consideration of the services to be provided by Air Lease Corporation, we agreed to pay to Air Lease Corporation 2% of the net profits which are earned from the use of Infinitus, which will be paid monthly in arrears and for the entire life of Infinitus. In addition, we issued to Air Lease Corporation shares of common stock representing 10% of our common stock outstanding at that date, and we agreed that on January 15, 2018 we would grant to Air Lease a five-year option to purchase 6% of the shares of common stock outstanding on that date. The agreement with Air Lease Corporation provides full anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will own 10% of the outstanding shares of common stock and each other class or series of capital stock. Similarly, the number of shares subject to Air Lease Corporation's option would increase so that such number would represent 6% of the outstanding shares of our common stock. Either party may terminate the agreement at any time upon six months prior notice.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.1*	Memorandum of Understanding with Air Lease Corporation dated January 9, 2017

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBORNE WIRELESS NETWORK
(Registrant)
Dated: July 17, 2017	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer and Director
(Principal Executive Officer)

