Form 10-K
period 2017-08-31
AIRBORNE WIRELESS NETWORK
filed 2017-11-14
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of February 28, 2017, the last business day of the Registrant’s most recently second fiscal quarter, was approximately $118,000,000.

The number of shares of the Registrant's $0.001 par value outstanding common stock as of October 31, 2017 was 91,689,421.

AIRBORNE WIRELESS NETWORK

ANNUAL REPORT ON FORM 10-K

PART IV

Item 15	EXHIBITS AND FINANICIAL STATEMENT SCHEDULES	55

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. All statements other than statements of historical or current facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategy, proposed new products and services, research and development costs, granting of regulatory approvals, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products and services, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, and except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, prospective investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in, or implied by, the forward-looking statements due to a variety of factors, including, but not limited to:

•	our financial performance, including our history of operating losses;

•	our ability to obtain additional funding to continue our operations;

•	our ability to successfully develop, implement and commercialize the Infinitus Super Highway ("Infinitus");

•	our ability to enter into agreements with airlines that permit us to install our equipment on their aircraft;

•	our ability to enter into agreements with potential customers and purchasers;

•	changes in the regulatory environments of the United States and other countries in which we intend to operate;

•	our ability to attract and retain key management and other personnel;

•	competition from new market entrants and new technologies;

•	our ability to identify and pursue development of appropriate products; and

•	risks, uncertainties and assumptions described under the sections in this annual report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise, except as required by law. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Airborne Wireless Network (the “Company,” “we,” “us,” or “our”) was formed as a Nevada corporation on January 5, 2011 under the name “Ample-Tee” to engage in the business of promoting, marketing, selling and distributing hard to find ergonomic products for the physically disabled.

On October 20, 2015, our current President, Treasurer and Secretary, J. Edwards Daniels, acquired control of the Company by purchasing from Lawrence Chenard, our former president, 84,400,000 shares of our common stock for a purchase price of $250,000 (80,000,000 of which shares were delivered by Mr. Daniels to the Company for cancellation without consideration in August 2016). At the time of this acquisition, the Company was a “shell company” within the meaning of the rules of the Securities and Exchange Commission (the “SEC”).

On May 19, 2016, we changed our name to “Airborne Wireless Network” to better align our name with our intention to develop and deliver next generation global connectivity.

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related support materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super Highway.” In exchange for that patent and trademark, we issued to Apcentive a number of shares of our common stock and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of that patent.

On January 4, 2017, we filed a Form 8-K with the SEC stating that by virtue of our continuing efforts to implement our business plan and the nature of our assets, we believed that we are no longer a “shell company.”

Our principal executive office is located at 4115 Guardian Street, Suite C, in Simi Valley, California 93063 and our telephone number is (805) 583-4302. Our fiscal year end is August 31.

Overview

We are an early stage company with the principal business strategy of developing, marketing and licensing a fully meshed, high-speed broadband airborne wireless network by linking aircraft in flight. We call this network the “Infinitus Super Highway.” To our knowledge, no fully meshed commercial broadband airborne network exists in the world today.

We expect that Infinitus will provide a broadband wireless communication infrastructure by using and modifying existing, small, lightweight, low-power relay station equipment and antennae that will be installed onboard aircraft. Each equipped aircraft would have a broadband wireless communication link to one or more neighboring aircraft and/or ground stations. These aircraft would form a chain of seamless airborne repeaters or routers providing broadband wireless communication gateways along the entire flight path, essentially creating a digital superhighway in the sky. If a link was interrupted, the signal would be redirected to the next participating aircraft or ground station in the chain -- in other words, there would be multiple, simultaneous data connections and thus the system would not rely on a single link.

We intend to act as a wholesale carrier, licensing our bandwidth to, among others, data service providers (such as major telecommunications companies and other Internet service providers) that provide broadband services to end users, to government agencies and to companies that desire a more robust private broadband network. We do not plan to license or sell Infinitus directly to consumers. We anticipate that Infinitus will enable our future customers to minimize their infrastructure development time and costs, and increase the reliability of their broadband communications systems.

If we can successfully complete the development of Infinitus, Infinitus could provide high-speed broadband internet service to (i) supplement or replace the current broadband networks, (ii) serve currently underserved markets, such as maritime, rural and remote locations, (iii)  government agencies, incuding those that provide emergency or disaster relief services, (iv) companies seeking a more secure, reliable private data network, (v) customers onboard aircraft in flight seeking improved internet access and connectivity and (vi) owners and operators of private jets and small aircraft owners, which in turn, can provide additional aircraft for the Infinitus network. Infinitus could also provide a wireless broadband network that is not vulnerable or susceptible to single points of failure (as is the case with current networks).

Infinitus will be based principally on a United States patent that we acquired in August 2016. The patent gives the holder the exclusive right in the United States and countries honoring United States patents to create a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. We also filed a patent application on July 25, 2017 seeking exclusive rights to our method of synchronizing laser links between aircraft in flight, which we believe, if obtained, will be instrumental in making Infinitus operate successfully.

We are currently in the process of completing the development of Infinitus, and have not licensed Infinitus to anyone or generated any revenue from external customers during the last three fiscal years. During the fiscal years ended August 31, 2017, 2016 and 2015, we recorded net losses of $(36,912,959), $(168,323) and $(164), respectively. Our total assets as of August 31, 2017 and 2016 were valued at $528,326 and $9,976, respectively.

We have a three-pronged plan to commercialize Infinitus, which is described more fully below.

Current Limitations on the Current Broadband Wireless Network

As the proliferation of mobile devices and tablets has grown, so too has the dependency on such devices, and the need -- or rather demand -- for more bandwidth. Regardless of application; telecommunication, internet, airborne, maritime or remote, with current technology, we believe that there is not enough available bandwidth to adequately support that growth.

Limited satellite bandwidth, combined with the inherent air-to-ground connectivity challenges of current solutions, underscores the challenges to meet the current and growing demand. Add the significant limitations of current technology, especially when it involves trans-oceanic journeys, we believe that the need for new, comprehensive solutions becomes apparent.

Much of the air traveling public is familiar with traditional airborne services, as many airlines offer “Wi-Fi” services. The integrity of those services depends on a single link, either accessing a cellular-tower, or a satellite. This limits customer usage to non-real time services, as such technology suffers from “single points of failure” and there simply is not enough bandwidth for current demands, let alone for the future. Accordingly, service is often interrupted and slow, due to an infrastructure not designed to handle the demand for data traffic. The reason for slow data-rates is that data is “stored and forwarded,” meaning onboard equipment holds the data until the next link is available.

Our Proposed Solution — Infinitus

Infinitus will use aircraft in flight to create a fully meshed broadband airborne wireless network. Each aircraft equipped with Infinitus would have a broadband wireless communication link to one or more neighboring aircraft and/or ground stations. As such, if a link is ever interrupted, the signal would be redirected to the next participating aircraft or ground station in the chain. In other words, multiple, simultaneous data connections would exist at all times and the system would not rely on a single link, as is the case with existing technology.

Because Infinitus would typically be used at mid-level altitudes (20,000 to 40,000 feet), we believe that it will have inherent advantages over satellites. We believe that such altitudes will provide us with the primary advantage of being able to reuse operating spectrum. Nature limits the range of signals based upon the curvature of the earth, allowing the same frequencies to be reused beyond the horizon.

We believe that our ability to assign operating frequencies dynamically and the ease and cost-effective ways in which we will be able to service and/or upgrade our equipment (unlike high altitude solutions), could provide us a steady, leading role in the expanding broadband wireless industry.

When new and more efficient data-transmission technologies emerge, we believe that upgrading Infinitus would be as easy as replacing a single module. Satellite technology, on the other hand, in most cases, has already been surpassed by the time a satellite is launched, due to the typical two-year period between the design of a satellite and its subsequent launch. Additionally, satellites cannot generally be upgraded or serviced once launched.

Development and Testing

We are currently in the development and testing phase of our plan.

In May 2017, we conducted our first airborne test of the system, using two Boeing 767 aircraft and a temporary mobile mast system to emulate a ground station (“Proof of Concept flight test”). During the Proof of Concept flight test, FAA and electromagnetic field interference (EMI) tests were completed successfully. The Proof of Concept flight test also successfully demonstrated, on a micro scale, the ability of aircraft equipped with Infinitus to act as airborne repeaters or routers to send and receive broadband signals from one aircraft to another. The tests also successfully demonstrated aircraft-to-ground communication; ground-to-aircraft communication; and aircraft-to-aircraft-to-ground-and-back communication.

We will need to complete the software development and the design and development of the customized hardware to enable Infinitus.

We intend to conduct a two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the laser underlying the Company’s patent application filed on July 25, 2017 which seeks exclusive rights to our method of synchronizing laser links between aircraft in flight. The intent of the “Cessna proof of test” is to interrupt the laser link as often as practical. The test is being designed to prove that “self-synchronizing” and “self-restoring” airborne laser-links are feasible and practical.

In this regard, we engaged iNTELLICOM Technologies in 2017 to help us manage the development and coordination of our Radio Frequency (“RF”) equipment, ranging from test-equipment/test protocols, to modem selection/modification, RF and antenna gear. iNTELLICOM is presently working with the Company and its primary software and laser developers to prepare for the next milestones.

Also, in this regard, we engaged Thinking Different Technologies B.V. (“TDT”) in June 2017 under a Software Development Agreement to help us complete development of the software for Infinitus. TDT is a Netherlands software developer and engineering development company that engages in research, development, prototyping and patenting of numerous cutting-edge technologies, including chaos non-linear telecommunication and radio technology, anti-inertia phenomenon and economy of fuel in automotive and aviation industries, among others.

We have also engaged Mynaric AG, formerly known as ViaLight Communications GmbH (“Mynaric”), in 2017 pursuant to a Design and Manufacturing Services Agreement to work to integrate Mynaric’s innovative laser technology into our patent application which seeks exclusive rights to our method of synchronizing laser links between aircraft in flight to be incorporated into our Infinitus Super Highway.

In addition, we plan to engage a highly experienced antenna designer to develop and produce the customized airborne antennae that will need to be installed on all aircraft to enable Infinitus. In addition, we plan to engage a FAA-certified OEM manufacturer to design, develop and produce the storage module, or line replacement unit, that will be used to house the software and which will be installed on the aircraft.

In addition, we plan to engage consultants to assist us with development and implementation of domestic and international regulatory changes necessary to support Infinitus; the acquisition of spectrum rights for Infinitus and/or its implementation partners; negotiating and obtaining the referred spectrum band(s) for Infinitus to operate effectively, the minimum amount of spectrum required to support Infinitus, the potential for sharing with other co-frequency services; the potential for operations on a secondary versus primary basis; the potential for partners to secure spectrum rights on behalf of the Company; the potential for staged national/regional roll-out versus global implementation; and the potential for national licensing via spectrum auctions.

We presently anticipate that we will be able to conduct the Cessna proof of test and a larger airborne test involving up to 20 commercial aircraft during the 2018 calendar year, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding. If successful, we would be able to complete hardware and software development in order to launch Infinitus.

Creating the Fully Meshed Broadband Wireless Network--Contracting with Commercial Airlines and Traditional Data Transfer Providers

In order to commercialize Infinitus, our equipment will have to be installed on a sufficient number of aircraft so that a fully meshed broadband airborne wireless network will be available 24 hours a day and 7 days a week in the geographic territories we initially intend to cover. In that regard, we plan to initially enter into agreements with commercial airlines (passenger and cargo) that will allow us to install our equipment on their aircraft. We believe commercial airlines will be amenable to such agreements because they will receive a portion of the revenue from the usage of the equipment and/or Infinitus will enhance their overall customer service by providing better Internet access and connectivity to their customers onboard aircraft in-flight. We may simultaneously or subsequently enter into agreements with owners and operators of private jets and small aircraft owners, which in turn, can provide additional aircraft for the Infinitus network.

Our initial market will be the continental United States. For the United States, we currently estimate that our Infinitus network would require a minimum of approximately 30 equipped aircraft to establish a coast-to-coast connection. We believe we will need to have our equipment installed on approximately 500 to 600 aircraft to achieve redundancy and obtain an industry acceptable 90%-plus standard connectivity rate. Our goal will be to have Infinitus installed on at least 2,500 aircraft, which we believe will result in approximately 600 aircraft airborne at any particular time to try and achieve an industry standard of 99.9% or better connectivity rate, which is the current rate of broadband/bandwidth provided by current telecommunications/ISP providers. These models and network features are being refined during our development phase and will require additional modeling that will, in turn, be verified and ratified through the testing and development phases.

In furtherance of this objective, on January 9, 2017, we entered into a Marketing Memorandum of Understanding with Air Lease Corporation, a leading aircraft leasing company principally engaged in purchasing and leasing commercial aircraft to its airline customers worldwide, as our marketing agent to arrange for airlines to install our equipment on their aircraft. Air Lease Corporation has more than 200 aircraft presently leased to over 80 customers worldwide. Under the terms of the agreement, Air Lease Corporation agreed to market Infinitus to airlines within the continental U.S. upon successful completion of our Proof of Concept flight test, while also assisting us in obtaining the necessary FAA and airframe manufacturer approvals. In consideration of the services to be provided by Air Lease Corporation, we agreed to provide 2% of the net profits which are earned from the use of Infinitus, which will be paid monthly in arrears for the entire life of Infinitus. In addition, we issued to Air Lease Corporation shares of common stock representing 10% of our common stock outstanding on January 10, 2017, and we agreed that on January 15, 2018 we would grant to Air Lease a five-year option to purchase an additional 6% of the shares of common stock outstanding on that date, exercisable at prices determined by applying discounts to the trading price of the Company’s common stock on the grant date. The agreement with Air Lease Corporation provides full ratchet anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. Similarly, each time we issue additional shares of common stock or shares of another class or series of capital stock that would dilute the 6% of shares for which Air Lease Corporation holds an option to purchase, we will issue to Air Lease Corporation without further consideration additional options to Air Lease Corporation for the purchase of additional shares of our common stock or other class or series of capital stock so that the number of shares that Air Lease Corporation can purchase continues to equal 6%.

As noted, we successfully completed our Proof of Concept flight test in May 2017. Air Lease Corporation has accordingly commenced its marketing efforts to airlines within the continental U.S.

In addition to installing our equipment on commercial aircraft, we also need to establish the ground-based system infrastructure that will allow users to access the network. In that regard, we plan to enter into agreements with traditional data transfer companies, such as fiber-based network solution providers, with which we can partner to support the ground-based system infrastructure required to fully enable Infinitus. We believe that these providers will be amenable to such agreements because they will enjoy significantly increased data traffic and associated revenues, as well as additional trade recognition, as a part of enabling Infinitus.

In this regard, on December 12, 2016, we entered into a Memorandum of Understanding with Electric Lightwave Holdings, Inc., a fiber-based network services provider in the western United States, pursuant to which the parties agreed to explore the possibility of entering into an agreement whereby Electric Lightwave Holdings would support Infinitus with its 12,500 mile fiber optics cable and data center network, including an undersea cable link to the Hawaiian Islands. The agreement contemplated by the Memorandum of Understanding would also provide us access to strategic real estate within the western United States on which we will construct our ground stations. Since our entry into the Memorandum of Understanding, Zayo Group Holdings, Inc. acquired Electric Lightwave Holdings. The Memorandum of Understanding with Electric Lightwave Holdings, Inc. is non-binding and there is no assurance that we will enter into a definitive agreement.

We ultimately intend to also expand into the international and maritime markets. For the international market, we will build upon the relationships we have fostered to date with our strategic partners to gain access to international commercial airlines. We believe that these airlines will also be amenable to entering into agreements allowing us to install our equipment on their aircraft for the same reason that airlines serving the United States would agree to such installation.

For the maritime market, we will seek to contract with shipping and cruise ship companies, as well as operators of water platform oil drilling rigs. They will install our equipment on their ships and drilling rigs, which would serve as signal boosters that amplify and relay any broadband wireless signal when line of sight may be lost between planes and/or ground stations. We believe that such shipping and cruise ship companies and drilling rig operators would be amenable to entering into agreements allowing us to install our equipment on their ships and/or drilling rigs because it will enable cell phone and Internet service on those ships and drilling rigs, while also enabling real-time tracking functionality.

Licensing Infinitus to Customers

Once Infinitus is in place, we intend to act as a wholesaler of broadband wireless bandwidth.

As noted, our intended customers fall into three broad categories:

•

Data service providers, such as larger telecommunications carriers and ISPs (including those that provide in-cabin connectivity, such as GoGo, rural service providers, maritime access providers, and in the future, possibly, drone network access/safety, drone control beyond the horizon, private business jet network access;

•	Government agencies such as the FAA, the Department of Defense, the Transportation Security Administration or emergency or disaster relief agencies/providers; and

•	Large private companies seeking to either establish their own private networks, or improve their existing private networks, by utilizing Infinitus.

Marketing to the aforementioned customers will be on a direct basis, although we anticipate that many of our customers will be derived from introductions and industry relations. Once Infinitus has been established, we expect to be approached by additional service providers as we would be offering solutions which may not be available with current technologies.

Manufacturing, Equipment and Installation

The equipment to be installed on each aircraft includes a radome, customized antennae and several line replaceable units, which will house the Infinitus software.

Although all components will be manufactured by third parties who are experts in their respective fields, such manufacturing would be done on an original equipment manufacturer’s basis, to our specifications. We would be the owner of the design of such components and responsible ultimately for the quality of each component and, except when required by the FAA rules, responsible for compliance with the applicable FAA Parts Manufacturing Authority. See “—Licenses and Regulation.” To ensure that we remain compliant with our Parts Manufacturing Approvals, we will maintain manufacturing oversight; this will include establishing and maintaining a product management facility controlled by us where we will oversee final assembly of the equipment.

We plan to hire a team of employees who will train to become specialists in installing the relevant equipment on aircraft, and who will in turn train employees of one or more third-party service providers with whom we plan to contract. In addition, airlines with which we intend to work may prefer to have their own employees or a third-party service provider of their choice install our equipment directly. We expect to have our team train any such third-party service provider on how to install our equipment correctly.

Competition

We believe that if we are successful, the proprietary nature of Infinitus will enable us to create a unique broadband network which currently is not available in the marketplace.

There are a number of possibly competing systems that rely on launching large numbers of small satellites. Potential competitors include, but are not limited to:

•	Inmarsat PLC and its satellites. Inmarsat is a leader in the providing of satellite-based communication services to the maritime industry;

•

Traditional communications and broadcast satellites. Currently, traditional satellites (despite their many disadvantages and huge environmental impact), are the major solution provider to solving the world’s ever-growing need for communications and connectivity;

•	Facebook, Inc., which is attempting to create a network in the sky utilizing drones with wingspans the size of Boeing 737/757 aircraft; and

•	Google, Inc., which is attempting to create a network in the sky utilizing drones or balloons.

To our knowledge, the closest approach to Infinitus is Facebook’s proposed use of drones to provide network coverage. This approach resembles Infinitus, with two major differences. First, we believe that the use of large, unmanned drones (with wingspans the size of a Boeing 737/757 aircraft) flying overhead, solely depending on solar power, may not to be the safest method for providing this service. Second, we have a U.S. patent, which is recognized by many of the world’s nations, and protects Infinitus from competitors seeking to utilize our technology, although our patent expires during 2018. We do not believe that our competitors own similar patents in those countries that recognize U.S. patents, nor do they have a license to use our patent, and, therefore, their use of technology similar to Infinitus could infringe on our intellectual property.

Research and Development

Research and development expenses were $1,086,599, $0 and $0 for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. Most of these funds have been spent on the development and testing of Infinitus. We expect to continue to spend substantial amounts of our available cash on the development and testing of Infinitus in the near future.

Employees

As of November 9, 2017, we had seven full-time employees and eight total employees. Additionally, we utilize the services of consultants to assist with the development of our business. We consider our relationship with our employees to be good.

We anticipate that human resource planning will be a part of an ongoing process that will include regular evaluation of our operations. We intend to hire additional employees at such time as we determine it is appropriate.

Licenses and Regulation

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies and rates repair stations to perform aircraft maintenance, and preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States pursuant to an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the FAA Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued Supplemental Type Certificates (“STCs”) approving the design of the modified aircraft type. As our equipment would constitute a major modification, we will need to obtain an STC for each aircraft type operated by each airline on whose aircraft our equipment will be installed. Separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different airlines.

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a Parts Manufacturing Approvals ("PMA"), which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent FAA regulations which are included in its production quality control system. We plan to routinely apply for such PMAs and supplements. We plan to utilize qualified and approved suppliers. We also plan to be the sole owner of the design, and be responsible for the quality, of each component in accordance with the applicable PMA.

Our business will depend on our continuing access to, or use of, applicable FAA certifications, authorizations and other approvals, and our employment of, or access to, FAA-certified individual engineering and other professionals. In this regard, on October 18, 2016, we entered into a Consulting Agreement with Aero Certification and Engineering LLC (“Aero”), pursuant to which we engaged Aero to support us in our development of data and analysis to support FAA Civil Certification of Infinitus.

In accordance with these certifications, authorizations and other approvals, the FAA will require that we maintain, review and document our quality assurance processes. The FAA may also visit our facilities at any time as part of our agreement for certification as a manufacturing facility to ensure that our facilities, procedures and quality control systems meet the requirements for the FAA approvals we hold. In addition, we will be responsible for informing the FAA of significant changes to our organization and operations, product failures or defects, and any changes to our operational facilities or FAA-approved quality control systems. Other FAA requirements include training procedures and drug and alcohol screening for safety-sensitive employees working at our facilities.

Foreign Aviation Regulation

According to our understanding of international aviation convention, we believe that the airworthiness of FAA-certified Infinitus equipment installed on U.S.-registered aircraft should be recognized by civil aviation authorities (“CAAs”) worldwide. As a result, we do not expect to require further airworthiness certification formalities in countries outside of the United States for U.S.-registered aircraft that already have an STC issued by the FAA covering Infinitus equipment. For aircraft registered with a CAA other than the United States, the installation of Infinitus equipment would require airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (“BAA”) or Bilateral Aviation Safety Agreement (“BASA”) with Implementation Procedures for Airworthiness (“IPA”) provides for airworthiness technical cooperation between the FAA and its counterpart civil aviation authorities. Pursuant to a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate (“VSTC”). For countries with which the FAA does not have a BAA or BASA, we must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification approval, Infinitus would be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to comply with all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in any country in which such partner registers aircraft when there are no applicable bilateral agreements could lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleets.

Federal Communications Commission

The Federal Communications Commission ("FCC") is responsible for managing and licensing the electromagnetic spectrum for broadband wireless communications in the United States.

We will need an FCC license to use a portion of this spectrum for Infinitus. Although we are reasonably certain that we will receive this license from the FCC; we can provide no assurance when we will receive such a license or if we will receive it at all. Further, once received, any breach of the terms of the license or other license, or any violation of the Communications Act or the FCC’s rules, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. From time to time, the FCC may monitor or audit compliance with the Communications Act and the FCC’s rules or with our licenses, or may do so if a third party were to bring a claim of breach or noncompliance. In addition, the Communications Act, from which the FCC obtains its authority, may be amended in the future in a manner that could be adverse to us. The FCC is currently conducting rulemaking proceedings to consider the service rules for certain aeronautical services and recently granted a petition and issued a notice of proposed rulemaking in connection with a request to designate certain spectrum. The timetable and ultimate outcome of such rulemaking processes are unknown, and we are unable to determine whether they would have an effect on our business.

Regulatory Status

The FAA has issued us a project number, ST16664LA-T, for our initial STC application. Upon approval of our STC application, we will be certified to install our broadband and transceiver system on Boeing 757-200 aircraft. We intend to seek certification for most of the world’s common commercial aircraft types, including the Boeing 737 and Airbus A320/21 series aircraft. Similar certificates would need to be approved for each additional aircraft type. We completed our Proof of Concept flight test on two Boeing 767-300ER aircraft and a temporary mobile mast station that emulated a ground station. This test was successfully completed on May 31, 2017 under a FAA-approved experimental operating certificate and a FCC special temporary authorization number 0378-EX-ST-2017X. Prior to our Proof of Concept flight test, we successfully completed ground demonstrations on two static 757-200 aircraft. We anticipate that this testing will ultimately result in our obtaining a STC, though we do not currently hold one and there can be no assurance that we will be granted one in a timely manner, or at all.

In addition to the STCs, we will need a PMA from the FAA to become an approved manufacturer of our system. All of our outside vendors in our component supply chain will also need to obtain a PMA.

Additionally, we are seeking approval from the FAA for certification on a non-interference basis of Infinitus regarding onboard critical aircraft operating components. We are initially seeking a STC approval on a non-interfering basis and thus we anticipate the FAA issuing this certification; however, there can be no assurance that we are issued this certification in a timely manner, or at all.

In March 2017, we filed with the FCC an application for an experimental operating certificate, file number 0378-EX-ST-2017X, to begin air-to-air and air-to-ground meshed network system evaluations. That license was granted in May 2017 and allowed us to begin ground and flight radio frequency transmission testing of Infinitus. We are in ongoing discussions with the FCC to obtain final FCC approvals.

Patents, Proprietary Rights and Know–How

Our intellectual property consists of (i) U.S. patent No. 6,285,878 B1, which is for a new use for the already existing fleets of commercial aircraft designed to replace low orbit communication satellites, and (ii) an application for the trademark “Infinitus Super Highway,” which is pending at the U.S. Patent & Trademark Office (U.S. Serial No. 87670983). The expiration date for our patent is September 4, 2018. The patent gives us the exclusive right in the United States and countries honoring United States patents to create a high-speed broadband wireless network by linking commercial aircraft in flight. We have also filed a patent application on July 25, 2017 seeking exclusive rights to our method of synchronizing laser links between aircraft in flight, which we believe will be instrumental in making Infinitus operate successfully. For more information regarding our intellectual property, please see the IP-related risks in the section titled “Risk Factors” in this annual report.

Geographic Information

We have not generated any revenue from any customers since our inception. The following tables list revenue and property and equipment, net by geographic area:

Year Ended August 31,
	2017	2016
Revenue:
United States	$-	$-
Rest of the world(1)	-	-
Total revenue	$-	$-

________

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	As of August 31,
	2017	2016
Property and equipment, net:
United States	$25,348	$-
Rest of the world	-	-
Total property and equipment, net	$25,348	$-

Securities Exchange Act Reports

Our Internet address is www.airbornewirelessnetwork.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website into this Annual Report on Form 10-K). We make available free of charge on our Internet website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

 An investment in our Company involves a high degree of risk. We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess the likely impact of all risks. Investors should carefully consider the risks described below and all of the information contained in this annual report. Our business, financial condition or results of operations could be materially adversely affected by these risks. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This annual report also contains forward-looking statements that involve risks and uncertainties. For more information about forward-looking statements, please see the section of this annual report titled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We may be unsuccessful in completing the development of Infinitus.

As Infinitus is currently in the development and testing phase and has yet to be deployed for commercial use, we cannot assure you that we will be able to complete the development of Infinitus so that it performs as expected or that we will complete development on our projected timeline. We have conducted only one airborne test of the system with two aircraft and a temporary mobile mast system to emulate a ground station and certain of the actual, customized equipment that will be used in the commercialized version of Infinitus was not used during this test.

We need to engage third-party vendors to complete development of the software and hardware necessary to operate the airborne mesh network, and to design, develop and manufacture the customized equipment to be installed on the aircraft. Once the design and development of the software and hardware is substantially complete, we will then conduct a larger airborne test of Infinitus, using up to 20 commercial aircraft. There is no guarantee that this larger airborne test will be successful.

The software necessary to enable Infinitus will be complex and could contain material defects or errors, due either to our third party vendors failing to adequately develop the software according to our specifications or simply due to the inherent complexity of the software itself. In particular, such defects or errors may occur when the software is first introduced or when new versions or enhancements are released. Defects or errors that initially go undetected could also occur in the future.

In addition, the hardware required to enable Infinitus is expected to consist of complex systems and components and could contain errors or defects, due either to our third party vendors failing to adequately manufacture the equipment according to our specifications or due to inherent, unforeseen defects in design.

If we cannot complete development of Infinitus, we will have no business. Further, significant delays in completing Infinitus will require us to raise more funds to sustain operations and there is no assurance that we can raise such funds on favorable terms, or at all.

Our business will depend on entering into agreements with airlines that permit us to install our equipment on their aircraft.

Our ability to generate revenue will depend on our ability to have our equipment installed on aircraft in order to create the Infinitus mesh network. A mesh network is a network topology in which each node relays data for the network. All mesh nodes cooperate in the distribution of data in the network. In order to create a mesh network over the continental United States that operates 24 hours a day and 7 days a week, we believe that we will need to have our equipment installed in the short run on at least 600 aircraft, and in the long run on at least 2,500 aircraft, that fly in the continental United States. To expand outside the continental United States, we will need to have our equipment installed on a significantly greater number of aircraft. If we are unable to create the mesh network, we may not be successful in commercializing Infinitus.

As a development stage company with a new product, we anticipate that we may have difficulty getting access to the major airlines to negotiate the installation of our equipment on their aircraft. To address this issue, we have engaged Air Lease Corporation as our marketing agent to arrange for airlines to install our equipment on its leased aircraft. No assurance can be given that Air Lease Corporation will be successful in persuading airlines to install our equipment. Further, Air Lease Corporation may terminate its engagement without cause with us at any time upon six months prior notice.

As of the date of this annual report, we have no agreements permitting us to install our equipment on any aircraft. In addition, even if an airline permits us to install our equipment on its aircraft, the airline may not renew the contract upon expiration, or may terminate the contract prior to expiration upon the occurrence of certain contractually stipulated events such as material breach of contract or the failure to achieve certain certification, equipment delivery, installation or other milestones within agreed-upon time frames. These contracts might also permit termination prior to the expiration date upon the payment of a termination fee.

Our business will depend upon entering into agreements with customers to use Infinitus.

User fees from our customers from the use of Infinitus will provide all or substantially all of our revenues. As of the date of this annual report, we have no agreements with customers. We can give no assurance that our potential customers, including data service providers that provide broadband service to end users, government agencies or entities with private data networks, will license Infinitus or will agree to pay the license fees we will request. The failure to enter into those agreements or realize the anticipated benefits from these agreements on a timely basis, or at all, or to renew any agreements upon expiration or termination would have a material adverse effect on our financial condition and results of operations.

We will need significant additional financing to commercialize Infinitus and we may not be able to obtain such financing on acceptable terms or at all.

To date, we have relied primarily on private placements of our common stock and warrants and convertible securities to purchase common stock to fund our operations. We will require additional financing in the near and long term to fully execute our business plan, including the completion of our next airborne test of the system involving the two Cessnas and 20 commercial aircraft as well as to cover our operational costs while we obtain all relevant certifications, negotiate relevant agreements and otherwise fully develop and commercialize Infinitus. We estimate that to fully complete development of Infinitus and commence commercialization we will require between $75 million to $100 million of additional financing, assuming we can progress on our current timetable. Any material delays would result in us requiring additional financing.

In addition, we are currently exploring various options with respect to developing and implementing Infinitus and may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we may require additional financing. Our success will depend on our ability to raise such additional financing on reasonable terms and on a timely basis.

The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms, or at all, or our operating cash flow may be insufficient to satisfy our financial obligations. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to regulatory pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have from time to time evaluated, and we continue to evaluate, our potential capital needs. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into shares of our common stock. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into shares of our common stock, our existing stockholders could suffer significant dilution in their percentage ownership of our company. In addition, any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, and we may grant holders of such securities rights with respect to the governance and operations of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our customers and the prospective airlines with which we intend to work are large entities, and it may take a long time and significant effort and expense to negotiate contracts with them, which could require us to raise additional capital to sustain operations until we generate positive cash flow from operations.

The companies with which we will need to negotiate agreements, including telecommunications carriers, ISPs and commercial airlines, are primarily large entities. Negotiations with these large companies are expected to require substantial time, effort and resources. The time required to reach a final agreement with an airline or other large company is unpredictable. The longer it takes to enter into a sufficient number of these contracts to generate positive cash flow, the more financing we will require, and we can give no assurance that we will be able to obtain such financing.

Regulation by United States and foreign government agencies, including the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, and the FCC, which is responsible for issuing spectrum licenses in the United States, requires us to obtain certain certifications, and any changes in relevant regulatory schemes may increase our costs of providing Infinitus or require us to change or discontinue Infinitus.

We are subject to various regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we may desire to offer Infinitus. The two U.S. government agencies that will have primary regulatory authority over our operations are the FAA and FCC.

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA. FAA certification is required for all equipment installed on commercial aircraft and type-certificated business aircraft, and certain of our operating activities will require that we obtain FAA certification as a parts manufacturer. FAA approvals required to operate our business include STCs and PMAs. Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining or change in, needed FAA certifications, authorizations or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. We expect that the FAA will closely regulate many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations or other approvals on which our manufacturing, installation, maintenance, preventive maintenance and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations could generally increase our costs of compliance.

The FCC is responsible for managing and licensing the electromagnetic spectrum for broadband wireless communications. We will need an FCC license to use a portion of this spectrum for Infinitus. Although we are reasonably certain that we will receive the appropriate license from the FCC, we cannot provide any assurance when we will receive such a license or if we will receive it. Any breach of the terms of our anticipated spectrum license or other licenses and authorizations obtained by us from time to time, or any violation of the Communications Act of 1934 (the “Communications Act”) or the FCC’s rules, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. From time to time, the FCC may monitor or audit our compliance with the Communications Act and the FCC’s rules or with our licenses, including if a third party were to bring a claim of breach or noncompliance. In addition, the Communications Act, from which the FCC obtains its authority, may be amended in the future in a manner that could be adverse to us.

In addition to these U.S. agencies, we may also be subject to regulation by foreign government agencies that choose to assert jurisdiction over us as a result of the service we intend to provide on aircraft that fly in their airspace. Adverse decisions or regulations of these U.S. and foreign regulatory agencies could negatively impact our operations and costs of doing business and could delay the implementation of Infinitus and have other adverse consequences for us. Our ability to obtain certain regulatory approvals to offer Infinitus internationally may also be the responsibility of a third party, and, therefore, may be out of our control. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental agencies that oversee portions of our business.

We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions we have taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements and impose penalties, or we may need to make changes to Infinitus, that could be costly and difficult. Any of these events would adversely affect our operating results and business.

Our business is expected to be highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is expected to be directly affected by the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of commercial aircraft and flights shrinks, our business and results of operations could be affected adversely. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, outbreaks of communicable diseases and terrorist attacks or threats could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending could result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry could also adversely affect our relationships with our potential airline partners.

Unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our prospective airline partners operate in a highly competitive business market and, as a result, continue to face pressure regarding offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our prospective airline partners to reduce expenditures on passenger services or file for bankruptcy. If one or more of our prospective airline partners were to file for bankruptcy, bankruptcy laws could give them rights to terminate their contracts with us, they could reduce their total fleet size and capacity and/or their total number of flights. Any of these events could have a material adverse effect on our business prospects, financial condition and results of operations.

We anticipate that at least initially we will have only one supplier for the customized antennae we will need for Infinitus, and thus our business would be materially and adversely affected if that supplier did not supply the antennae for any reason.

We intend to engage a third party vendor to design the customized antennae needed for Infinitus. We anticipate that at least initially, that third party vendor will be the sole supplier of the antennae. Our business would be materially and adversely affected if that supplier for any reason failed to supply the antennae or was unable to manufacture the number of antennae that we desire to purchase. While we will own the designs and rights to the customized antennae, we may not be able to contract with another supplier on a timely basis, on commercially reasonable terms, or at all, which could adversely affect our business and impact our ability to roll out Infinitus. Further, any new supplier would have to obtain a PMA from the FAA, which could take time. The lack of alternative suppliers could lead to higher prices and a failure by any of our single source providers to continue to produce the component, or to otherwise fulfill its obligations, and could have a material adverse effect on our business, results of operations, and financial condition. Also, for certain customized equipment or components, any certification obtained from relevant government agencies will cover only that specific piece of equipment or component and supplier.

We could be adversely affected if we suffer service interruptions or delays, technology failures or damage to our equipment, which could result in claims against us that exceed any insurance coverage that we may carry, thereby requiring us to pay significant damages, and impair our ability to sell Infinitus.

Our brand, reputation and ability to attract, retain and serve our customers and the airlines with which we intend to work will depend upon the reliable performance of our network infrastructure. We may experience service interruptions, service delays or technology or systems failures in the future, which may be due to factors beyond our control. If we experience significant system or network failures, our reputation, brand and airline partner and customer retention could be harmed and our airline partners and customers could have the right to terminate their contracts with us or pursue other remedies.

Our operations and services will depend upon the extent to which our equipment and the equipment of third-party network providers for ground station capability is protected against damage or interruption from fire, floods, earthquakes, tornados, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. Furthermore, the capacity, reliability and security of Infinitus would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks and those of third-party service providers might be vulnerable to these attacks and unauthorized access. Damage to our or third parties’ networks could cause interruptions in Infinitus. Such interruptions could have a material adverse effect on our revenue, our reputation and our ability to attract or retain airline partners.

In addition, our equipment is expected to contain complex systems and components that could contain errors or defects, particularly when we incorporate new technology. If any of our equipment is defective, we could be required to redesign or recall that equipment’s operations or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt that equipment’s operations and adversely affect our reputation. If our on-board equipment malfunctions, or there is a problem with the equipment’s installation that damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such malfunction or problem could expose us to substantial personal injury claims, product liability claims or costly repair obligations. In particular, the aircraft operated by our prospective airline partners are very costly to repair and, therefore, the damages in any product liability claims could be material. We intend to carry relevant insurance in amounts that exceed that of our suppliers’ coverage, consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any claims. An operations recall or a product liability claim not covered by insurance would have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations would also be materially adversely affected should we be required by the FAA or otherwise to cease providing Infinitus even on a temporary basis, as a result of an equipment malfunction or defect.

Our software will be inherently complex and could contain material defects or errors, particularly when the software is first introduced or when new versions or enhancements are released. We may from time to time find defects or errors in our software, and defects or errors that initially go undetected may be detected in the future. Any defects or errors that cause interruptions to the availability of our services could result in termination or failure to renew contracts by our potential customers; reduction in sales or delay in market acceptance of Infinitus; sales credits or refunds to our potential customers; loss of potential customers and difficulty in attracting customers; diversion of development resources; harm to our reputation and brand; increased insurance costs; and claims for substantial damages. The costs incurred in correcting any material defects or errors in our software may be substantial and could harm our financial condition and results of operations.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. We may face from time to time in the future allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark and other intellectual property rights.

If, with respect to any claim against us for violation of third party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position could be materially adversely affected. Many companies may be devoting significant resources to obtaining patents that could potentially cover aspects of our business. We have not exhaustively searched patents relevant to our technologies and business and, therefore, it is possible that we may unknowingly infringe the patents of others.

Defending against any claims of infringement, misappropriation or related allegations, whether or not meritorious, would be time-consuming, divert technical and management personnel and be costly to resolve. We do not presently have funds to defend any such claims without materially impacting funds for the development of Infinitus. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. We anticipate that pursuant to agreements with our prospective airline partners, we may be required to agree to indemnify those airline partners against such claims and lawsuits, and, in some cases, those agreements may not limit our indemnification obligations, which, in addition to obligating us to pay defense costs, could result in significant indemnification obligations in the event of an adverse ruling in such an action. In addition, certain of our potential suppliers may not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology. As a result, we may be liable in the event of such claims. Any of these events could result in increases in operating expenses, limit our offering of Infinitus or result in a loss of business, if we are unable to meet our indemnification obligations and our airline partners terminate or fail to renew their contracts.

Our patent expires on September 20, 2018, and after that date the technology covered by the patent will be available to anyone, including companies with far greater financial and other resources than we have.

Once our patent expires on September 20, 2018, the technology covered by the patent will be available to anyone for use, including companies with far greater and financial and other resources than we have. If such companies were to use the technology previously covered by our patent, it is possible that those companies could create a commercial broadband airborne wireless network to compete with Infinitus.

We may not be able to protect our intellectual property rights.

We regard our intellectual property as important to our success. We plan to rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees, vendors, airlines, consultants and others to protect our proprietary rights. We cannot assure you that the efforts we have taken to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Furthermore, the intellectual property laws and enforcement practices of other countries may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our ability to exploit our proprietary technology or our brand may be harmed and, as a result, our business and results of operations may suffer.

Increased costs and other demands associated with our growth could impact our ability to achieve profitability over the long term and could strain our personnel, technology and infrastructure resources.

We expect our costs to increase in future periods as we experience growth in our personnel and operations, which will place significant demands on our management and administrative, technological, operational and financial infrastructure. Anticipated future growth, the implementation of Infinitus and various technology enhancements will require the outlay of significant operating and capital expenditures and will continue to place strains on our personnel, technology and infrastructure. Our success will depend in part upon our ability to contain costs with respect to growth opportunities. To successfully manage our potential growth, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. In addition, as and when we grow, we will need to effectively integrate, develop and motivate new employees. Our failure to successfully manage our growth could adversely affect our business, financial condition and results of operations.

We have limited insurance, and in the future we may not maintain sufficient insurance coverage for the risks associated with our business operations.

We currently have only general commercial liability insurance. We intend to carry additional insurance consistent with industry norms at such time as we commence the installation of our equipment on commercial aircraft and Infinitus starts operating, including expanded general liability insurance and product liability insurance.

We cannot provide any assurance that we will in the future be able to obtain insurance at industry norms at prices we can afford, or that any insurance we obtain will be sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Financial Statements, Management and Common Stock

Our business has no operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our lack of operating history makes it difficult to accurately evaluate our business and predict our future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had an operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity may change as we scale our business and begin deployment of Infinitus. If we do not address any of the foregoing risks, our business could be harmed.

Our independent registered public accounting firms, in their audit reports related to our financial statements for the fiscal years ended each of August 31, 2017, 2016 and August 31, 2015, expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firms have each included an explanatory paragraph in their respective reports on our financial statements included in this annual report expressing doubt as to our ability to continue as a going concern. The financial statements included in this annual report have been prepared assuming that we will continue as a going concern. However, we cannot assure you that we will be able to do so. Our recurring losses and lack of any cash flow raise substantial doubt about our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, our inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms, or at all.

Material weaknesses in our internal controls over financial reporting may limit our ability to prevent or detect financial misstatements or omissions. These material weaknesses could result in our financial statements not being in accordance with generally accepted accounting principles, and such failure could negatively affect the price of our stock.

Our current management has no experience managing and operating a public company, and we rely in many instances on the professional experience and advice of third parties. As a result, we have in the past experienced, and in future may continue to experience, material weaknesses and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes Oxley Act. Such material weakness could also include a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We are required to include in our quarterly and annual reports the conclusion of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report. In addition, in connection with our annual report, we are required to provide management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. In this annual report on Form 10-K for the year ended August 31, 2017, management concluded that our internal control over financial reporting was not effective because of material weaknesses that included:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel, including Michael A. Warren, our Chief Executive Officer; J. Edward Daniels, our President, Treasurer and Secretary; Marius de Mos, our Vice President of Technical Affairs and Development; Jason T. de Mos, our Vice President of Business Development and Aviation Compliance; and Earle O. Olson, our Vice President of Industry Relations. Some of these individuals have acquired specialized knowledge and skills with respect to Infinitus and its operations. As a result, if any of these individuals were to stop providing services to us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. The loss of key personnel, including key members of our management team, as well as certain of our key technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

We may fail to recruit, train and retain the highly skilled employees that are necessary to execute our growth strategy.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our network and related technology and develop and successfully implement our products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees could negatively impact our business and results of operations.

Our agreements with Air Lease Corporation and Jet Midwest Group require us to issue to them additional capital stock whenever we issue any capital stock so that they maintain the same percentage ownership of our outstanding capital stock; these issuances will further dilute our other stockholders in connection with each stock issuance.

On January 9, 2017, we entered into a Marketing Memorandum of Understanding with Air Lease Corporation. In consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation shares of common stock representing 10% of our common stock outstanding on January 10, 2017, and we agreed that on January 15, 2018 we would grant to Air Lease a five-year option to purchase an additional 6% of the shares of common stock outstanding on that date. The agreement with Air Lease Corporation provides full anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. Similarly, each time we issue additional shares of common stock or shares of another class or series of capital stock that would dilute the 6% of shares for which Air Lease Corporation holds an option to purchase, we will issue to Air Lease Corporation without further consideration additional options to Air Lease Corporation for the purchase of additional shares of our common stock or other class or series of capital stock so that the number of shares that Air Lease Corporation can purchase continues to equal 6%. Through August 31, 2017, we had issued 9,020,461 shares of common stock to Air Lease Corporation.

On October 31, 2016, we entered a Services and Compensation Agreement with Jet Midwest Group. In consideration of the services to be provided by Jet Midwest Group, under that agreement, we issued to Jet Midwest Group shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group provides full anti-dilution protection to Jet Midwest Group. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through August 31, 2017, we had issued 1,443,228 shares of common stock to Jet Midwest Group.

As a result, each time we issue shares for financing, compensatory, acquisition or other purposes (including the issuance of additional shares to Apcentive as discussed below), our stockholders will incur even greater dilution because of the additional shares issued to Air Lease Corporation and Jet Midwest Group.

We will be required to issue 20 million shares of common stock to Apcentive if in the three years ending August 3, 2019 we do not spend certain amounts on matters relating to our patent and the “Infinitus Super Highway” trademark acquired from Apcentive, Inc.

The purchase agreement by which we acquired our patent and “Infinitus Super Highway” trademark provides that we must issue an additional 20 million shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $5 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 and a total of at least $5 million on or before August 3, 2019. The issuance of these shares would be very dilutive to stockholders.

Exercise or conversion of warrants and convertible securities will dilute shareholders’ percentage of ownership.

We have issued convertible securities, options and warrants to purchase shares of our common stock to our officers, directors, consultants and other shareholders. In the future, we may grant additional options, warrants and convertible securities. The exercise or conversion of options, warrants or convertible securities will dilute the percentage ownership of our stockholders, which may have a negative effect on the trading price of our common stock. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Future stock issuances could cause substantial dilution and a decline in our stock price.

We expect to issue additional shares of common stock or other equity or debt securities convertible into shares of our common stock in connection with future financings and compensatory arrangements, and may issue additional shares of common stock or other equity securities in connection with acquisitions, litigation settlements or otherwise. In addition, a certain number of shares of our common stock are reserved for issuance upon the exercise of stock options and other equity incentives. We may reserve additional shares of our common stock for issuance upon the exercise of stock options or other similar forms of equity incentives. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

The industry within which we compete is highly competitive, which may hinder our ability to generate revenue and may diminish our margins.

The broadband wireless network industry within which we will compete is highly competitive. New developments in technology may negatively affect the development or licensing of Infinitus, or make Infinitus uncompetitive or obsolete. Some of our competitors may be much larger companies with longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

We are an “emerging growth company” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors. When we lose that status, there will be an increase in the costs and demands placed upon management.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote regarding executive compensation, and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards. We could be an emerging growth company until our fiscal year ending on August 31, 2018, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million prior to that date or we issue more than $1 billion of non-convertible debt during a 3-year period, we would cease to be an “emerging growth company” earlier. We cannot predict if investors will determine that our common stock is less desirable if we choose to rely on these exemptions. If some investors determine that our common stock is less desirable as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

When we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements.

Certain provisions of Nevada law provide for indemnification of our officers and directors at our expense and limit their liability, which may result in a major cost to us and damage the interests of our stockholders, because our resources may be expended for the benefit of our officers and/or directors.

Applicable Nevada law provides for the indemnification of our directors, officers, employees and agents, under certain circumstances, for attorney’s fees and other expenses incurred by them in any litigation to which they become a party resulting from their association with us or activities on our behalf. We are also obligated to pay the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us, if it is ultimately determined that any such person shall not have been entitled to indemnification. These indemnity obligations are set forth more fully in indemnification agreements that we have entered into with our officers and directors. This indemnification policy could result in substantial expenditures by us, which we would be unable to recover.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the federal securities laws is against public policy as expressed in the Securities Act and, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, lawsuit or proceeding, is asserted by a director, officer or controlling person in connection with our securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the issue of whether such indemnification by us is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, probably will be very costly and may result in us receiving negative publicity, either of which factors would probably materially reduce the market and price for our common stock.

The market for our common stock is subject to the penny stock restrictions, which result in lack of liquidity and make trading difficult or impossible.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as an equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock is currently subject to the penny stock rules, and it is probable that our common stock will continue to be considered to be a penny stock for the immediately foreseeable future. This classification materially and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks, and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information, investment experience and objectives of that person and make a reasonable determination that transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker-dealer made the suitability determination, and

•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to, both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may desire to not engage in the necessary paperwork and disclosures required to sell our common stock, and broker-dealers may encounter difficulties in their attempt to sell our common stock, which may affect the ability of holders to sell our common stock in the secondary market and have the effect of reducing trading activity in the secondary market of our common stock. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity of our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will continue to be subject to such penny stock rules for the foreseeable future and our stockholders will, quite probably, have difficulty selling our common stock.

We do not intend to pay cash dividends on our common stock for the foreseeable future.

We have not paid any dividends on our common stock, and we have no plans to pay dividends on our common stock in the foreseeable future.

We intend to retain earnings, if any, to provide funds for the operation of our business. Therefore, we cannot provide any assurance that holders of our common stock will receive any cash dividends on their shares of our common stock until we have funds which our board of directors determines can be allocated to dividends.

Sales of our common stock in reliance on Rule 144 may reduce prices in that market by a material amount.

A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTCQB is not such a system, market-based volume limitations are not available for holders of our securities selling under Rule 144.

Pursuant to the provisions of Rule 144, there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days before the date of the proposed sale) after the restricted securities have been held by the owner for a prescribed period, although there may be other limitations and/or criteria to satisfy. A sale pursuant to Rule 144 or pursuant to any other exemption from the Securities Act, if available, or pursuant to registration of shares of our common stock held by our stockholders, may reduce the price of our common stock in any market that may develop.

The price of our common stock may be volatile and the value of our common stock could decline.

The trading price of our common stock has been, and is expected to continue to be, volatile. The trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•	airline industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in technology;

•	any inability to timely and efficiently roll out Infinitus or other components of our technology roadmap;

•	any inability to sufficiently execute our growth strategy;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	any future sales of our common stock or other securities;

•	obtaining a FCC license; and

•	additions or departures of key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

We presently lease a 1,500 square foot of office space in a business park in Simi Valley, California under a lease agreement the terms of which expire on August 31, 2019. Our current monthly rent for this space is $1,802.50. As we expand our business operations, we anticipate that we will need to lease additional office space.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted for trading on the OTCQB under the symbol “ABWN.” Our stock first traded on October 19, 2015. The following table sets forth the high and low bid prices for our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Low	High
Fiscal Year Ending August 31, 2017
First Quarter	$0.71	$1.04
Second Quarter	$0.71	$4.07
Third Quarter	$1.61	$3.21
Fourth Quarter	$1.53	$2.56

Fiscal Year Ended August 31, 2016
First Quarter	$0.10	$0.11
Second Quarter	$0.11	$0.11
Third Quarter	$0.11	$0.11
Fourth Quarter	$0.11	$1.02

On November 10, 2017, the high and low bid prices for our common stock on the OTCQB were $1.31 and $1.19 respectively. As of October 31, 2017, there were 91,698,421 shares of our common stock outstanding held by approximately 321 holders of record. The actual number of stockholders is greater than the number of record holders because the actual number includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Stock Performance Graph

The following graph compares our cumulative total shareholder return for each past fiscal year of the Company, beginning on October 19, 2015, the date our common stock first began trading, with the NASDAQ Composite – Total Returns Index and a peer group (the “Peer Group”) comprised of certain companies in the broader telecommunications industry and with which we generally compete. The Peer Group is comprised of Gogo Inc., Towerstream Corp., Boingo Wireless Inc., Global Eagle Entertainment Inc., Intelsat S.A., Iridium Communications Inc.

Comparison of 23 Month Cumulative Total Return

Assumes Initial Investment of $100 (1)

August 2017

(1) Further assumes such amount was invested on October 19, 2015.

	October 19, 2015	August 31, 2016	August 31, 2017

Airborne Wireless Network	$100.00	$836.36	$1,536.36

NASDAQ Composite-Total Returns	$100.00	$107.51	$134.10

Composite Peer Group Index	$100.00	$40.72	$34.92

Dividend Policy

 We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. We do not anticipate paying any dividends on our capital stock in the foreseeable future. Investors should not purchase our securities with the expectation of receiving cash dividends. Any future determination related to our dividend policy will be made at the discretion of our board of directors, subject to limitations imposed by Nevada law regarding the ability of corporations to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Equity Compensation Plans

The following table provides information as of August 31, 2017, regarding shares of common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	10,000,000(1)
Equity compensation plans not approved by security holders	28,350,000(2)	$1.33	-
Total	28,350,000	$1.33	10,000,000

_________

(1)	Represents shares available for issuance in connection with incentive stock options and non-qualified options under the Airborne Wireless Network 2017 Stock Option Plan.
(2)	Represents options to purchase common stock granted to employees not pursuant to the terms of a plan.

Recent Sales of Unregistered Securities

On or about October 12, 2016, we sold to an individual 312,500 shares of our common stock, for a total purchase price of $250,000. Additionally, pursuant to that transaction, we granted to the purchaser of those shares a warrant to purchase, for a period of one year, up to an additional 312,500 shares of our common stock at a price of $1.25 per share. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about October 24, 2016, we sold to an individual a unit which consists of (i) 312,500 shares of our common stock and (ii) one 1-year warrant to purchase 312,500 shares of our common stock at a price of $1.25 per share, for a total purchase price of $250,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about October 25, 2016, we sold to an individual a unit which consists of (i) 10,000 shares of our common stock and (ii) one 1-year warrant to purchase 10,000 shares of our common stock at a price of $1.25 per share, for a total purchase price of $8,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about October 26, 2016, as compensation for services to be provided, we issued to ZapZorn Inc. 150,000 shares of our common stock valued at $1.00 per share. ZapZorn represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about October 27, 2016, as compensation for services to be provided, we issued to Jet Midwest Group, LLC 1,250,000 shares of our common stock, which represented 1.6% of our outstanding common stock. Jet Midwest Group LLC represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about November 2, 2016, as compensation for services, we issued to IRTH Communications, LLC, 125,000 shares of our common stock. IRTH represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about November 16, 2016, as compensation for services, we issued to Eurasian Capital, LLC 13,518 shares of our common stock. Eurasian Capital LLC represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about November 18, 2016, we sold to an individual a unit which consists of (i) 1,500,000 shares of our common stock and (ii) one 1-year warrant to purchase 1,500,000 shares of our common stock at a price of $1.25 per share, for a total purchase price of $1,200,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about December 6, 2016, we sold to an individual a unit which consists of (i) 4,110 shares of our common stock and (ii) one 1-year warrant to purchase 4,110 shares of our common stock at a price of $1.25 per share, for a total purchase price of $3,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about December 20, 2016, as compensation for services, we issued to Eurasian Capital, LLC 12,600 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about December 20, 2016, we sold to an individual a unit which consists of (i) 6,098 shares of our common stock and (ii) one 1-year warrant to purchase 6,098 shares of our common stock at a price of $1.25 per share, for a total purchase price of $5,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about December 22, 2016, we sold to an individual a unit which consists of (i) 4,762 shares of our common stock and (ii) one 1-year warrant to purchase 4,762 shares of our common stock at a price of $1.25 per share, for a total purchase price of $5,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about January 6, 2017, as compensation for services, we issued to Eurasian Capital, LLC 10,000 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about January 11, 2017, as compensation for services, we issued to Air Lease Corporation 7,700,000 shares of our common stock. Air Lease represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about January 24, 2017, we sold to an individual a unit which consists of (i) 1,000 shares of our common stock and (ii) one 1 year warrant to purchase 1,000 shares of our common stock at a purchase price of $1.50 per share, for a total purchase price of $1,150. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about January 25, 2017, we sold to an individual 8,334 units with each unit consisting of (i) one share of our common stock and (ii) one 1 year warrant to purchase 8,334 shares of our common stock at a price of $1.20 per share, for a total purchase price of $10,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

In February 2017, we sold to an individual a unit which consists of (i) 429,688 shares of our common stock and (ii) one 1-year warrant to purchase 429,688 shares of our common stock at a price of $1.25 per share, for a total purchase price of $550,000. The issuance of the foregoing securities was made in reliance upon the exemption from registration under the Securities Act pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and as a condition to closing, the investor represented that it understands the securities would not be registered under the Securities Act.

On February 9, 2017, as compensation for services, we issued to Eurasian Capital, LLC 4,100 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On February 13-15, 2017, we issued 160,000 shares of common stock upon the exercise of previously issued warrants, at a price of $1.25 per share, for an aggregate price of $200,000. Such shares were sold pursuant to an exemption from the registration and prospectus delivery requirements of the Securities Act specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated pursuant thereto.

On or about February 15, 2017, we sold to two individuals a unit which consists of (i) 4,300 shares of our common stock and (ii) one 1-year warrant to purchase 4,300 shares of our common stock at a price of $3.25 per share, for a total purchase price of $10,019. The purchasers represented that they are accredited investors and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about February 21, 2017, we issued to an individual 592,000 shares of common stock upon the exercise of previously issued warrants, at a price of $1.25 per share, for an aggregate price of $740,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about March 1, 2017, we issued to an individual a unit which consists of (i) 100,000 shares of our common stock and (ii) a 3-year warrant to purchase 100,000 shares of our common stock at a price of $1.88 per share, for a total purchase price of $188,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about March 3, 2017, we sold to two individuals a unit which consists of (i) 13,300 shares of our common stock and (ii) a 3-year warrant to purchase 13,300 shares of our common stock at a price of $1.88 per share, for a total purchase price of $25,004. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understand the securities would not be registered under the Securities Act.

On or about March 9, 2017, as compensation for services, we issued to Eurasian Capital, LLC 4,132 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about March 10, 2017, we issued to an investor a unit which consists of (i) 100,000 shares of our common stock and (ii) a 3-year warrant to purchase 100,000 shares of our common stock at a price of $1.65 per share, for a total purchase price of $165,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about March 13, 2017, we issued to Air Lease 965,140 shares of our common stock in a transaction not involving a public offering of securities, to comply with our non-dilution agreement with Air Lease.

On or about April 10, 2017, as compensation for services, we issued to Eurasian Capital, LLC 3,760 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about April 11, 2017, we sold to an individual a unit which consists of (i) 62,200 shares of our common stock and (ii) a 3-year warrant to purchase 62,200 shares of our common stock at a price of $2.41 per share, for a total purchase price of $149,902. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about April 19, 2017, we sold to an individual a unit which consists of (i) 120,000 shares of our common stock and (ii) a 3-year warrant to purchase 120,000 shares of our common stock at a price of $2.08 per share, for a total purchase price of $249,600. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about May 9, 2017, as compensation for services, we issued to Eurasian Capital, LLC 3,960 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about May 17, 2017, we sold to an individual a unit which consists of (i) 203,252 shares of our common stock and (ii) a 5-year warrant to purchase 203,252 shares of our common stock at a price of $2.19 per share, for a total purchase price of $250,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about May 17, 2017, we sold to an individual a unit which consists of (i) 203,252 shares of our common stock and (ii) a 5-year warrant to purchase 203,252 shares of our common stock at a price of $2.19 per share, for a total purchase price of $250,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about June 8, 2017, we sold to an individual a unit which consists of (i) 81,169 shares of our common stock and (ii) a 3-year warrant to purchase 81,169 shares of our common stock at a price of $2.10 per share, for a total purchase price of $135,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about June 8, 2017, we sold to an individual a unit which consists of (i) 120,250 shares of our common stock and (ii) a 3-year warrant to purchase 120,250 shares of our common stock at a price of $2.08 per share, for a total purchase price of $200,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about June 13, 2017, we sold to an individual a unit which consists of (i) 24,050 shares of our common stock and (ii) a 3-year warrant to purchase 24,050 shares of our common stock at a price of $1.66 per share, for a total purchase price of $40,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about June 15, 2017, we issued to an individual 400,000 shares of common stock upon the exercise of warrants at a price of $1.25 per share, for an aggregate price of $500,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about June 20, 2017, we sold to an individual a unit which consists of (i) 12,000 shares of our common stock and (ii) a 3-year warrant to purchase 12,000 shares of our common stock at a price of $1.97 per share, for a total purchase price of $18,900. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about June 23, 2017, we sold to two individuals, as joint tenants, a unit which consists of (i) 51,921 shares of our common stock and (ii) a 3-year warrant to purchase 51,921 shares of our common stock at a price of $2.41 per share, for a total purchase price of $100,000. The purchasers represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about July 31, 2017, as compensation for services, we issued to Brighton Capital, Ltd. 50,000 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about August 1, 2017, as compensation for services, we issued to Brighton Capital, Ltd. 10,000 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about August 2, 2017, we sold to an individual a unit which consists of (i) 200,000 shares of our common stock and (ii) a 3-year warrant to purchase 200,000 shares of our common stock at a price of $1.34 per share, for a total purchase price of $268,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about August 2, 2017, we sold to an individual a unit which consists of (i) 200,000 shares of our common stock and (ii) a 3-year warrant to purchase 200,000 shares of our common stock at a price of $1.34 per share, for a total purchase price of $268,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about August 2, 2017, we sold to an individual a unit which consists of (i) 100,000 shares of our common stock and (ii) a 3-year warrant to purchase 100,000 shares of our common stock at a price of $1.34 per share, for a total purchase price of $134,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about August 4, 2017, we sold to an individual a unit which consists of (i) 100,000 shares of our common stock and (ii) a 3-year warrant to purchase 100,000 shares of our common stock at a price of $1.56 per share, for a total purchase price of $156,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about August 7, 2017, we sold to two individuals, as joint tenants, a unit which consists of (i) 200,000 shares of our common stock and (ii) a 3-year warrant to purchase 200,000 shares of our common stock at a price of $1.58 per share, for a total purchase price of $316,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about August 7, 2017, we sold to an individual a unit which consists of (i) 20,000 shares of our common stock and (ii) a 3-year warrant to purchase 20,000 shares of our common stock at a price of $1.58 per share, for a total purchase price of $31,600. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about August 7, 2017, we sold to an individual a unit which consists of (i) 30,000 shares of our common stock and (ii) a 3-year warrant to purchase 30,000 shares of our common stock at a price of $1.58 per share, for a total purchase price of $47,400. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On August 31, 2017, we issued (i) 199,920 shares of our common stock as settlement of notes payable of $49,980 and (ii) 139,960 shares of our common stock as settlement of notes payable of $35,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data. We have derived the selected balance sheet data as of August 31, 2017, 2016, 2015, 2014 and 2013 and statements of operations data for the years ended August 31, 2017, 2016, 2015, 2014 and 2013 from our audited financial statements included elsewhere in this annual report and in prior annual reports we filed with the SEC. Our historical results are not necessarily indicative of our results in any future period. You should read the following selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report. The selected financial data in this section is not intended to replace our financial statements and the related notes and are qualified in their entirety by the financial statements and related notes included elsewhere in this annual report.

	Year Ended August 31,
	2017	2016	2015	2014	2013
Net sales	$-	$-	$-	$-	$-
Stock based compensation	$30,376,431	$72,309	$-	$-	$-
Research and development expenses	$1,086,599	$-	$-	$-	$-
Net loss	$(36,912,959)	$(168,323)	$(164)	$(17,363)	$(12,715)

Loss per share:
Basic	$(0.44)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.44)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Cash dividends declared per share	$-	$-	$-	$-	$-

Shares used in computing loss per share:
Basic	83,785,574	112,673,138	114,097,796	546,514,581	1,682,000,000
Diluted	83,785,574	112,673,138	114,097,796	546,514,581	1,682,000,000

Total cash and cash equivalents	$217,694	$809	$5,427	$5,427	$77
Total assets	$528,326	$9,976	$5,427	$5,427	$77
Total current liabilities	$421,749	$100,640	$40,134	$39,970	$22,597
Total long-term obligations	$-	$-	$-	$-	$-
Total liabilities	$421,749	$100,640	$40,134	$39,970	$22,597
Total shareholders' equity (deficit)	$106,577	$(90,664)	$(34,707)	$(34,543)	$(22,520)

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

 Company Overview

We were incorporated in Nevada on January 5, 2011 under the name Ample-Tee. Our original purpose was to engage in the business of promoting, marketing, selling and distributing hard-to-find ergonomic products for the physically disabled.

On October 20, 2015, our current President, Treasurer and Secretary, J. Edwards Daniels, acquired control of the Company by purchasing from Lawrence Chenard, our former president, 84,400,000 shares of our common stock for a purchase price of $250,000 (80,000,000 of which shares were delivered by Mr. Daniels to the Company for cancellation without consideration in August 2016 for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors). At the time of this acquisition, the Company was a “shell company” within the meaning of the rules of the SEC.

On May 19, 2016, we changed our name to Airborne Wireless Network to better align our name with our intention to develop and deliver next generation global connectivity.

In connection with this contemplated shift in business focus, on August 3, 2016, we acquired from Apcentive all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates, and contemplated updates and amendments and the trademark “Infinitus Super Highway.” The patent, which expires on September 20, 2018, gives the holder the exclusive right in the United States and countries honoring United States patents to create a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent.

On January 4, 2017, we filed a Form 8-K with the SEC stating that by virtue of our continuing efforts to implement our business plan and the nature of our assets, we believed that we were no longer a company with no or nominal operations and no or nominal assets, and therefore, no longer a “shell company” under the rules of the SEC.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this annual report.

To date, we have not earned any revenues from operations.

Fiscal Years Ended August 31, 2017 and 2016

Our operating results for the year ended August 31, 2017 and 2016, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	August 31,
Statement of Operations Data:	2017	2016	Changes

Revenue	$-	$-	$-
Total operating expenses	36,423,391	168,323	36,255,068
Other expenses	489,568	-	489,568
Net loss	$36,912,959	$168,323	$36,744,636

We did not earn revenues for the years ended August 31, 2017 or 2016.

We incurred a net loss of $36.9 million for the year ended August 31, 2017 as compared to a net loss of $168,323 for the same period in 2016. The increase in net loss was due to significantly increased operating expenses incurred in connection with the development of our Infinitus Super Highway starting in August 2016. We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the year ended August 31, 2017 and 2016, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	August 31,
Operating expenses:	2017	2016	Changes

Advertising and marketing	$1,794,919	$-	$1,794,919
Depreciation and amortization	4,562	-	4,562
General and administrative expenses	358,707	5,531	353,176
Management fees	38,135	-	38,135
Professional fees	2,155,756	90,483	2,065,273
Research and development	1,086,599	-	1,086,599
Salaries and wages	608,282	-	608,282
Stock based compensation	30,376,431	72,309	30,304,122
Total operating expenses	$36,423,391	$168,323	$36,255,068

The principal reason for the increase in operating expenses was $30.4 million of stock-based compensation expenses incurred in the 2017 period compared to $72,309 of stock-based compensation expenses incurred in fiscal 2016. In the year ended August 31, 2017, stock compensation expense included: (i) $11.9 million in connection with the issuance of 9,058,652 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $1.6 million in connection with the issuance of 1,573,642 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $434,000 in connection with the issuance of 386,656 shares of common stock to consultants; (iv) $16.2 million with respect to employee stock options; and (v) $229,000 in connection with the issuance of 125,000 shares of warrants to consultants.

Advertising and marketing expenses incurred relate to television and print advertising for branding purposes. There were no such expenses incurred by the Company in 2016. General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. Professional fees include fees to consultants, investor relations, and legal, accounting and compliance fees for our audit, SEC filings, securities offerings and contracts.

	Year Ended
	August 31,
Other Expenses	2017	2016	Changes

Interest expense	$150	$-	$150
Loss on related party loan conversion	489,418	-	489,418
Total other expenses	$489,568	$-	$489,568

During the year ended August 31, 2017, the Company has incurred $489,568 other expenses which include loss on related party loan conversion of $489,418, resulted from the issuance of 339,880 shares of common stock valued at $1.69 per share, for the settlement of notes payable of $84,980. There were no such expenses incurred by the Company in 2016.

Fiscal Years Ended August 31, 2016 and 2015

Our operating results for the year ended August 31, 2016 and 2015, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
Statement of Operations Data:	August 31, 2016	August 31, 2015

Revenues	$-	$-
Total operating expenses	168,323	17,452
Other income	-	17,288
Net loss	$(168,323)	$(164)

Net loss was $168,323 for year ended August 31, 2016, and $164 for the year ended August 31, 2015. The principal reason for this increase was the over 900% increase in operating expenses. The increase in operating expenses during the year ended August 31, 2016 was primarily due to an increase in accounting, audit, legal and professional fees for SEC filings and stock-based compensation from stock options granted to employees. Other income for the year ended August 31, 2015 is related to gain on debt extinguishment of $17,288, which was a non-recurring transaction that did not occur in fiscal 2017.

We incurred $168,323 and $17,452 in operating expenses for the year ended August 31, 2016 and 2015, respectively. Our operating expenses are primarily for professional fees to maintain our reporting status with the SEC and stock-based compensation from stock options granted to our employees. We have not attained profitable operations and are dependent upon obtaining financing and have historically relied on loans from related parties. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

Fiscal Years Ended August 31, 2017, 2016 and 2015

	August 31,	August 31,	August 31,
Balance Sheet Data:	2017	2016	2015

Cash	$217,694	$809	$5,427
Bank indebtedness	$56	$1,985	$-
Working capital (deficiency)	$81,229	$(90,664)	$(34,707)
Total assets	$528,326	$9,976	$5,427
Total liabilities	$421,749	$100,640	$40,134
Total stockholders' equity (deficit)	$106,577	$(90,664)	$(34,707)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. During the year ended August 31, 2017, we relied primarily on proceeds from the issuances of securities, including the following: (i) $4.7 million from the issuance of units that included an aggregate of 4,104,998 shares of common stock and warrants to purchase an additional 4,104,998 shares of common stock that expire in one to five years from the sale date at prices ranging from $1.25 to $3.25 per share; and (ii) $1,440,000 from the issuance of 1,152,000 shares of common stock upon exercise of outstanding warrants.

Accordingly, we must obtain additional financing to continue operations at our current level. We believe that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, it would be available on terms generally as favorable as terms of recent financings.

Subsequent to August 31, 2017, we obtained $2,596,625 in additional capital. We issued units consisting of an aggregate of 431,080 shares of common stock and warrants to purchase 431,080 shares of common stock, exercisable for three years from issuance at a price range of $0.83 to $2.05 per share, for aggregate gross proceeds of $484,000. In addition, we issued convertible notes in the total amount of $2,112,625 in conjunction with 496,000 common shares and warrants to purchase up to 18,000 shares of our common stock at a $1.75 exercise price. The Convertible Notes have maturity dates ranging from six months to one year, annual interest rates ranging from 0% to 8% and a conversion price equal to 70% of the lowest trading price of the Company’s Common Stock for the last 25 days prior to the conversion.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to cease operations if additional financing is not available.  In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with the Cessna proof of test and a larger airborne test involving up to 20 commercial aircraft during the 2018 calendar year, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding.

The following table sets forth certain information about our cash flow during the year ended August 31, 2017.

	Year Ended August 31,
Cash Flow Data:	2017	2016	2015

Cash Flows used in Operating Activities	$(5,952,193)	$(49,906)	$(4,145)
Cash Flows used in Investing Activities	(29,910)	-	-
Cash Flows provided by Investing Activities	6,198,988	45,288	4,145
Net Increase (decrease) in Cash During Period	$216,885	$(4,618)	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2017, net cash flows used in operating activities were $5,952,193, consisting of a net loss of $36,912,959, offset by stock-based compensation of $30,376,431, loss on related party note conversion of $489,418, depreciation and amortization of $4,562 and an increase in accounts payable and accrued liabilities of $368,401, and was increased by an increase in prepaid expenses of $276,117 and a decrease in line of credit of $1,929. Unless and until we general revenue from Infinitus, we expect to continue to generate net losses.

For the year ended August 31, 2016, net cash flows used in operating activities was $49,906, primarily from a loss of $168,323 and was reduced by stock based compensation of $72,309, an increase in accounts payable and accrued liabilities of $53,290 and an increase in line of credit of $1,985, and was increased by an increase in prepaid expense of $9,167.

For the year ended August 31, 2015, net cash flows used in operating activities was $4,145, consisting of a net loss of $164 and was offset by gain on extinguishment of debt of $17,288 and an increase in accounts payable of $13,307.

Cash Flows from Investing Activities

For the year ended August 31, 2017, we acquired $29,910 of office and computer equipment. For the years ended August 31, 2016 and August 31, 2015, we did not use cash flow for investing activities.

Cash Flows from Financing Activities

For the year ended August 31, 2017, net cash flows provided by financing activities was $6,198,988, consisting of proceeds from issuance of common stock and warrants of $4,719,373, proceeds from the exercise of warrants of $1,440,000, proceeds from the conversion of related party loans to common shares of $49,980, offset, in part, by repayment to related parties of $10,365.

For the years ended August 31, 2016 and 2015, net cash flows provided by financing activities were $45,288 and $4,145, respectively, through advances from related parties.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Commitments

The following table summarizes our contractual obligations as of August 31, 2017:

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$64,420	$42,136	$22,284	$-	$-

Total	$64,420	$42,136	$22,284	$-	$-

Operating Leases

As of August 31, 2017, the Company’s total future minimum lease payments under noncancelable operating leases were $64,420. The Company’s leases have original terms not exceeding 2 years. For additional discussion on our commitments and contingencies, please see Note 10 to our financial statements included elsewhere in this annual report.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for common shares issued for non-cash consideration and options and warrants granted, and the income tax valuation allowance recorded for deferred tax assets.

The fair values of options and warrants are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2017 was estimated using the average historical volatility of three public companies offering services in the same industry classification. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments.

Basis of Accounting and Going Concern

Our financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $36,639,411 through August 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the audited financial statements included herein.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $217,694 and $809 at August 31, 2017 and 2016, respectively. Our cash and cash equivalents consist of cash in bank accounts. The primary objective of holding cash in bank accounts is to preserve principal and provide liquidity without significantly increasing risk. We do not manage our cash for trading or speculative purposes. Due to current low rates paid on cash deposited with banks, a hypothetical 100-basis point increase or decrease in interest rates would not have a material effect on our cash holdings for the periods presented.

Foreign Currency Risk

For the years ended August 31, 2017 and 2016, the all of our operating expenses were denominated in U.S. dollars, and we earned no revenue. Accordingly, we have not had material foreign currency risk associated with revenues and cost-based activities. The functional currency of the Company is the U.S. Dollar. For the years ended August 31, 2017 and 2016, we had no operations and expended no funds outside of the United States. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the years ended August 31, 2017 and 2016, we did not enter into any foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-19.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 23, 2016, our board of directors concluded, after consulting with Kyle Tingle, CPA, LLC, our independent public accounting firm at that time, that our audited financial statements for the fiscal years ended August 31, 2015 and August 31, 2014 were required to be restated and should no longer be relied upon. Our board of directors made this determination because of an error in the accounting treatment of $5,350 relating to our sale of 29,997,796 shares of our common stock on September 13, 2013. Those financial statements indicate that there was a subscription receivable for those shares in the amount of $5,350, which was not correct, as those shares were paid for on September 13, 2013. On April 5, 2016, we filed Annual Reports on Form 10-K/A for our fiscal years ended August 31, 2015, and August 31, 2014 that included appropriately restated financial statements for those years. Also on April 5, 2016, Kyle Tingle, CPA, LLC, resigned as our independent registered public accounting firm. There were no disagreements with Mr. Tingle regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure during the full two fiscal years prior to his resignation, nor the subsequent interim period through November 30, 2015.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and principal financial officer, concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2017 because it identified the following material weakness and significant deficiencies:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm because, as an emerging growth company, the Company is exempt from the requirement that an attestation report be prepared.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this annual report.

Name	Age	Position
Michael J. Warren	65	Chief Executive Officer and Director
J. Edward Daniels	67	President, Treasurer, Secretary and Director
Marius D. de Mos	66	Vice President, Technical Affairs and Development
Jason T. de Mos	36	Vice President, Business Development and Aviation Compliance
Earle O. Olson	58	Vice President, Industry Relations

Each director serves for a term of one year and until his successor is duly elected and qualified. Our executive officers are appointed by our board of directors. There are no family relationships between or among any of our executive officers or directors, except that Jason de Mos is the son of Marius de Mos.

Pursuant to our Marketing Memorandum of Understanding with Air Lease Corporation, Air Lease Corporation has the right to representation on our board of directors. This may be in the form of a director or a non-voting observer. As of the date of this annual report, Air Lease Corporation has not exercised its right to designate a director. We expect that if and when it was to exercise this right, we would either nominate the individual chosen by Air Lease Corporation for election to our board of directors at our next annual meeting of stockholders, or expand the number of seats on our board, and appoint the individual designated by Air Lease Corporation to the vacancy created by such expansion; that individual would then stand for re-election at our next annual meeting of stockholders. This right will terminate when Air Lease Corporation owns less than 5% of our outstanding shares or terminates its marketing efforts on our behalf.

Background of Executive Officers and Directors

The following is a brief summary of the background of each of our executive officers and directors:

Michael J. Warren. Mr. Warren has been our Chief Executive Officer since February 2017 and a member of our board of directors since March 2017. From July 2012 through January 2017, Mr. Warren served as the Regional Operations and Security Director for ECC International in Afghanistan. In that capacity, he supervised the security of 18 major DOD Construction Projects, including an Asia Development Bank road project building the Ring Road from Herat to Mazer-e-Sharif, and a United States Agency for International Development (“USAID”) Infrastructure Development project with the Afghan Ministry of Mines, Oil, and Gas. Prior to being the Regional Operations and Security Director for ECC International, Mr. Warren was the Director of Operations, Security & Safety for Checchi & Company Consulting, Inc., in Afghanistan, where he focused on the Measurement and Evaluation Program under contract with USAID.

Mr. Warren obtained a Bachelor of Arts degree in Political Science from the University of Missouri in 1975. Mr. Warren also graduated from the U.S. Marine Corps University in Quantico, Virginia in 1990, majoring in Strategic Planning and Operational Planning. Mr. Warren is certified as a Counter Terrorism Planner, a Counterinsurgency Expert and in numerous security and safety courses. Mr. Warren also has experience with software and hardware companies having worked as the Director of Sales for Think3 CAD software from January 1, 2000 to December 31, 2000 and CCI/TRIAD from 1989 to 1999 and from 2001 to 2003 in the San Francisco Bay Area.

Our board of directors believes that Mr. Warren is qualified to serve as a member of our board of directors because of his extensive background in project management and service with numerous companies in the computer hardware and software industry. He brings over 40 years of proven leadership and management to our company and possesses an extensive background in operational and program management in both the government and the private sector.

J. Edward Daniels. Mr. Daniels has been our President, Treasurer, Secretary and a director since October 20, 2015. For the last five years, Mr. Daniels has been a real estate investor and developer with Cal West Partners, a real estate firm that he owns. In 1975, Mr. Daniels obtained a Bachelor of Arts degree in Business Administration from Oakland University, Rochester, Michigan. In light of his many years of experience in real estate development and management, our board of directors believes that Mr. Daniels is well-qualified to serve as a member of our board of directors.

Marius D. de Mos. Mr. de Mos has been our Vice President of Technical Affairs and Development since August 2016. From April 2010 through August 2016, Mr. de Mos was employed by Prestyle EOSA LLC, a Simi Valley, California company that develops far-infrared heating products, as its Chief Technology Officer. In 1971 Mr. de Mos received from Anthony Fokker School Hague, Netherlands, the equivalent of a Bachelor’s Degree and Master’s Degree in aeronautical electronics and aircraft systems.

Our board of directors considers Mr. de Mos a pioneer of modern day in-flight connectivity. He was part of the team that designed, developed, built (by hand), interfaced and commissioned Airfone, the first-ever FAA-approved airborne in-cabin wireless commercial telephone system, which paved the way for modern-day airborne wireless connectivity such as Wi-Fi and IFE systems. He has an extensive background in worldwide telecommunications, ranging from the development of terrestrial systems to satellite and cutting-edge airborne technologies. Many of these systems have been installed globally and are/were owned and/or managed by local or central governments and well-known companies such as GTE, Verizon, Motorola, AT&T, UK-based Cable and Wireless, and others.

Jason T. de Mos. Mr. de Mos has been our Vice President of Business Development and Aviation Compliance since October 2016. Mr. de Mos is a career aviation professional with extensive industry and leadership experience; interfacing with key governmental agencies including the FAA, TSA, NTSB and FCC on certification, compliance and investigation support. Mr. de Mos holds an FAA Airline Transport Pilot Certification, a Captain Type Rating Bombardier Learjet 60 (LR60), is a Bombardier Canadair Regional Jet CRJ 200 (CL65) pilot, is a Certified Flight Instructor, Instrument Instructor Pilot, FCC Restricted Radio Telephone Operator License holder and has logged over 7300 hours as Captain. A former life flight air ambulance medevac Captain, Mr. de Mos participated in, planned and executed many mission critical operations early in his career. From March 2007 to March 2017, Mr. de Mos served as Chief Pilot of flight operations at South Bay Aviation. Since May 2013, Mr. de Mos has served as Captain at Golden State Jet, Van Nuys, California, operating a Bombardier Learjet 60, where he has coordinated aircraft charter through brokers as well as individuals and transported customers to destinations throughout the US, Canada, Mexico and the Caribbean. Mr. de Mos currently devotes approximately 4 hours a week to Golden State Jet. In 2002, Mr. de Mos obtained his Bachelor of Science from Tarleton State University in Aviation, a member of Texas A&M University, with a minor in Business. Mr. de Mos has attended numerous aviation seminars, training events and professional courses throughout his career including Pinnacle Airlines/Northwest Airlink, Flight Safety International, and CAE Simuflite.

Earle O. Olson. Mr. Olson has been our Vice President of Industry Relations since November 1, 2016. From 1992 to October 2016, Mr. Olson was employed by AMP, Inc. (now Tyco Electronics Corp.) in a variety of roles with increasing responsibility, ending as an international business development manager focused upon robust communication interconnect/chassis hardware in fiber optics, matched impedance high-speed copper, and high bandwidth RF designs.

Mr. Olson’s experience within the commercial and military aerospace industries spans over 36 years in a variety of roles. He possesses specialized experience in global commercial and military industries, as well as a background in airborne applications from inflight entertaining and networking, to flight controls, sensors and more.

We believe that Mr. Olson’s experience will assist us in connecting the aerial part of Infinitus to ground stations and with other related activity, as well as the identification of third-party vendors for design, manufacture and modification of A/C to assure the efficient use of our capital.

Code of Ethics

The board of directors has adopted a code of ethics that applies to all of the Company’s employees, all members of the board of directors and the Company’s executive officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Airborne Wireless Network Code of Ethics is posted on our website, under the heading titled "Investors - Corporate Compliance."

 Board of Directors, Committees and Director Independence

Our board of directors currently consists of two members. Neither of our directors is considered to be an independent director because they each serve our company as an executive officer. Our common stock is quoted on the OTCQB, which does not maintain any standards requiring us to establish or maintain an audit, nomination or compensation committee. We have not established any committees of our board of directors, nor are either of our directors “audit committee financial experts” within the meaning of the rules of the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services rendered to us in all capacities for the fiscal years ended August 31, 2017 and 2016 by Michael J. Warren, our Chief Executive Officer, J. Edward Daniels, our President, Treasurer and Secretary, and, until the hiring of Mr. Warren as our Chief Executive Officer in February 2017, our principal executive officer, Jason de Mos, our Vice President of Business Development and Compliance, and Earle Olson, our Vice President of Industry Relations (collectively, the “Named Executive Officers”). We had no other executive officers in the year ended August 31, 2017 (“Fiscal 2017”), other than Marius de Mos, Vice Presidnet of Technical Affairs and Development.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Michael J. Warren	2017	113,320	11,134,303(1)	28,700(5)	11,276,323
Chief Executive Officer	2016	-	-	-	-

J. Edward Daniels	2017	9,258	9,436,160(2)	38,135(6)	9,483,553
President, Treasurer and Secretary (Principal executive and financial officer)	2016	-	-	-	-

Jason de Mos	2017	120,872	3,571,773(3)	-	3,692,645
Vice President of Business Development and Compliance	2016	-	-	-	-

Earle Olson	2017	120,397	3,960,769(4)	-	4,081,166
Vice President of Industry Relations	2016	-	-	-	-

____________

(1)

We granted to Michael Warren a five-year option to purchase up to 6,000,000 shares of our common stock on February 1, 2017. The option vests and becomes exercisable as to one third of the shares on each of January 1, 2018, January 1, 2019 and January 1, 2020, at per share exercise prices of $2.00, $2.75 and $3.25, respectively. The option had an aggregate grant date fair value of $11,134,303, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the years ended August 31, 2017, 2016, and 2015 included in this annual report.

(2)

We granted to J. Edward Daniels a five-year option to purchase up to 5,000,000 shares of our common stock on July 31, 2017. The option vests and becomes exercisable as to one quarter of the shares on each of July 31, 2017, January 1, 2018, January 1, 2019 and January 1, 2020, at per share exercise prices of $2.00, $2,25, $2.50 and $2.75, respectively. The option had an aggregate grant date fair value of $9,436,160, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the years ended August 31, 2017, 2016, and 2015 included in this annual report.

(3)

We granted to Jason de Mos a five-year option to purchase up to 4,500,000 shares of our common stock on October 7, 2016. The option vests and becomes exercisable as to one third of the shares on each of October 7, 2017, October 7, 2018 and October 7, 2019, at a per share exercise prices of $0.75, $1.25 and $2.00, respectively. The option had an aggregate grant date fair value of $3,571,773, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the years ended August 31, 2017, 2016, and 2015 included in this annual report.

(4)

We granted to Earle Olson a five-year option to purchase up to 4,500,000 shares of our common stock on November 1, 2016. The option vests and becomes exercisable as to one third of the shares on each of November 1, 2017, November 1, 2018 and November 1, 2019, at per share exercise prices of $0.75, $1.25 and $2.00, respectively. The option had an aggregate grant date fair value of $3,960,769, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the years ended August 31, 2017, 2016, and 2015 included in this annual report.

(5)

On February 1, 2017, the Company paid $49,200 for housing occupied by our Chief Executive Officer in California. The payment was for a one-year lease commencing February 1, 2017 and expiring on January 31, 2018. Accordingly, $28,700 represents the value of seven months of the lease.

(6)	Represents management fees paid by the Company to Mr. Daniels prior to the entry into his employment agreement.

Employment Agreements

Michael J. Warren. We entered into an employment agreement effective February 1, 2017 with Michael J. Warren pursuant to which Mr. Warren agreed to serve as our Chief Executive Officer. We may terminate Mr. Warren’s employment at any time and Mr. Warren may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, Mr. Warren is paid an annual salary of $180,000. We also agreed to pay for his housing in California as his permanent residence is in North Carolina. In addition, Mr. Warren is entitled to a grant of options to purchase at least 2,000,000 shares of our common stock on January 1 of each year that he remains employed by us, at a per share exercise price of $2.00 for the first such grant, $2.75 for the second such grant and $3.25 for the third such grant, in each case in accordance with our policy in effect from time to time and subject to approval of our board of directors.

The Company’s board of directors may also, from time to time, award a bonus to Mr. Warren. In addition, Mr. Warren is entitled to reimbursement for reasonable costs and expenses, participation in certain retirement and health and welfare plans made available to employees generally and to paid vacation.

Upon termination of Mr. Warren’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the board of directors and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; and (e) to severance in an amount equal to $15,000; provided, however, that in the event he is terminated “for cause” (as defined below), and subject to applicable law, we shall be entitled to offset against such severance payment an amount equal to any loss or damage which we have incurred as result of the acts or omissions resulting in such termination “for cause.”

Commencing on the termination of his employment and through the second anniversary of such date, Mr. Warren is prohibited from (a) inducing or attempting to influence any of our employees to engage in any activities competitive with our then business; (b) employing or offering employment to any person who was employed by us on the date of termination; or (c) inducing or attempting to induce any customer, supplier, licensee or other business relationship of ours to cease or reduce its business with us or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and us.

J. Edwards Daniels. We entered into an employment agreement with Mr. Daniels dated July 31, 2017 pursuant to which Mr. Daniels agreed to continue to serve as our President. We may terminate Mr. Daniels’s employment at any time and Mr. Daniels may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, Mr. Daniels is paid an annual salary of $100,000, provided that in the event we are unable to pay the base salary for financial reasons (as determined in good faith by our board of directors), the unpaid portion will accrue each pay period and be paid, without interest, at the end of each calendar quarter. The Company’s board of directors may also, from time to time, award a bonus to Mr. Daniels. In addition, Mr. Daniels is entitled to reimbursement for reasonable costs and expenses, participation in certain retirement and health and welfare plans made available to employees generally, and to paid vacation.

Subject to the terms of an agreed upon option plan, Mr. Daniels’s employment agreement entitles him to 1,250,000 stock options upon the effective date of the agreement as well as to at least 1,250,000 additional, fully vested stock options on each of January 1, 2018, January 1, 2019 and January 1, 2020 with an exercise period of five years from the date of issuance and a per share exercise price of $2.00, $2.50 and $2.75 respectively.

Upon termination of Mr. Daniels’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the Board and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; (e) immediate vesting of all options granted pursuant to his employment agreement; and (f) severance in an amount equal to $8,000 per month for 36 months following his termination or a one-time payment of $250,000; provided, however, that in the event he is terminated for Cause (as defined below), and subject to applicable law, we shall be entitled to offset against such severance payment an amount equal to any loss or damage which we have incurred as result of the acts or omissions resulting in such termination for Cause.

Commencing on the termination of his employment and through the second anniversary of such date, Mr. Daniels is prohibited from (a) inducing or attempting to influence any of our employees to engage in any activities competitive with our then business; (b) employing or offering employment to any person who was employed by us on the date of termination; or (c) inducing or attempting to induce any customer, supplier, licensee or other business relationship of ours to cease or reduce its business with us or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and us.

Jason de Mos.

We entered into an employment agreement dated October 7, 2016 with Jason T. de Mos pursuant to which Mr. de Mos agreed to serve as our Vice President of Business Development and Aviation Compliance. We may terminate Mr. de Mos’s employment at any time and Mr. de Mos may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, Mr. de Mos is paid an annual salary of $127,200, provided that at such time as we achieve sufficient technological and financial milestones, as determined by the board of directors in its discretion, and provided further that we have sufficient cash on hand, his annual salary will increase to $300,000.

In the event that by August 7, 2017, we do not have the funds to increase Mr. de Mos’s annual salary to $300,000, then, commencing as of August 7, 2017 and for each month thereafter that Mr. de Mos’s salary is based on an annual salary of less than $300,000, we will (a) issue the Company’s share equivalent to the monthly dollar value of the increase ($14,400) on the day normal salary payment is due on a “1099 equivalent basis” or (b) issue the Company’s shares equivalent to the monthly dollar value of the increase on the day normal salary payment is due withholding the required payroll and associated taxes from Mr. de Mos’s base salary; or (c) issue the Company’s shares equivalent to the monthly dollar value of the increase on the day normal salary payment is due, minus the required payroll and associated taxes, and use the difference to fulfill our normal payroll obligations. However, since August 7, 2017, upon the mutual agreement of the parties, Mr. de Mos did not receive any salary increase or additional shares.

The Company’s board of directors may also, from time to time, award a bonus to Mr. de Mos. In addition, Mr. de Mos is entitled to reimbursement for reasonable costs and expenses, participation in certain retirement and health and welfare plans made available to employees generally, and to paid vacation.

Upon termination of Mr. de Mos’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the Board and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; and (e) to severance in an amount equal to one times his then annual base salary, payable in 12 equal monthly installments; provided, however, that in the event he is terminated For Cause (as defined below), and subject to applicable law, we shall be entitled to offset against such severance payment an amount equal to any loss or damage which we have incurred as result of the acts or omissions resulting in such termination For Cause.

Commencing on the termination of his employment and through the second anniversary of such date, Mr. de Mos is prohibited from (a) inducing or attempting to influence any of our employees to engage in any activities competitive with our then business; (b) employing or offering employment to any person who was employed by us on the date of termination; or (c) inducing or attempting to induce any customer, supplier, licensee or other business relationship of ours to cease or reduce its business with us or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and us.

Earle Olson.

We entered into an employment agreement dated November 1, 2016 with Earle O. Olson, pursuant to which Mr. Olson agreed to serve as our Vice President of Industry Relations. We may terminate Mr. Olson’s employment at any time and Mr. Olson may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, Mr. Olson is paid an annual salary of $127,200. The Company’s board of directors may also, from time to time, award a bonus to Mr. Olson. In addition, Mr. Olson is entitled to reimbursement for reasonable costs and expenses, participation in certain retirement and health and welfare plans made available to employees generally, and to paid vacation.

Upon termination of Mr. Olson’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the Board and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; and (e) to any benefits outlined in the “Post Termination Agreement,” provided Mr. Olson notifies us within 15 days after termination that he wishes to enter into same. The Post-Termination Agreement provides that (a) Mr. Olson will provide us a full release (other than for indemnification claims) and (b) we will provide Mr. Olson monthly payments of $10,600 (or his current salary at the time of termination) for each month that Mr. Olson does not compete with us for 90 days.

Commencing on the termination of his employment and through the second anniversary of such date, Mr. Olson is prohibited from (a) inducing or attempting to influence any of our employees to engage in any activities competitive with our then business; (b) employing or offering employment to any person who was employed by us on the date of termination; or (c) inducing or attempting to induce any customer, supplier, licensee or other business relationship of ours to cease or reduce its business with us or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and us.

Definition of “Cause”

For purposes of the employment agreements described above, Cause generally means (i) the breach of any obligation, duty or agreement pursuant to the employment agreement, which is not cured within 15 days (30 days for Mr. Warren) of written notice from us (except for limited breaches which cannot be cured); (ii) employee’s gross negligence in the performance of services to us or his committing any act of personal dishonesty, fraud, undisclosed conflict of interest, or breach of fiduciary duty or trust, in each case which the board of directors determines, in its reasonable judgment, is unsuitable for the employee’s position; (iii) a conviction of, or pleading guilty or nolo contendere to, theft, fraud, a crime involving moral turpitude or a felony; (iv) committing any act of personal conduct that, in the reasonable opinion of the Board, gives rise to material risk of liability for discrimination or sexual or other forms of harassment or other similar liabilities to subordinate employees; (v) continued and repeated violations of specific written directions of the Board, which directions are consistent with the employment agreement and employee’s position, or his repeated failure to perform assigned duties, each if not cured after notice and a reasonable opportunity to correct the act or omission complained of; (vi) employee is found liable in any SEC or other civil or criminal securities law action or entering any cease and desist order with respect to such action where the conduct which is the subject of such action is demonstrably and materially injurious to us; (vii) the breach of employee’s fiduciary duties to us if such breach may reasonably be expected to have a material adverse effect on us; or (viii) employee obstructs or impedes (or endeavors to do so) or fails to materially cooperate with any investigation by the board of directors or any governmental or self-regulatory entity or removes, conceals, destroys, personally withholds, alters or by any other means falsifies any material that is requested in connection with such an investigation (with an exception for attorney-client privileged information).

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth information regarding outstanding option awards held by our named executive officers at the end of Fiscal 2017. There are no outstanding stock awards held by our named executive officers at the end of Fiscal 2017.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Michael Warren	-	2,000,000(1)	-	$2.00	January 1, 2023
	-	2,000,000(2)	-	$2.75	January 1, 2024
	-	2,000,000(3)	-	$3.25	January 1, 2025

J. Edward Daniels	1,250,000(4)	-	-	$2.00	July 31, 2022
	-	1,250,000(5)	-	$2.25	January 1, 2023
	-	1,250,000(6)	-	$2.50	January 1, 2024
	-	1,250,000(7)	-	$2.75	January 1, 2025

Jason de Mos	-	1,500,000(8)	-	$0.75	October 7, 2022
	-	1,500,000(9)	-	$1.25	October 7, 2023
	-	1,500,000(10)	-	$2.00	October 7, 2024

Earle Olson	-	1,500,000(11)	-	$0.75	November 1, 2022
	-	1,500,000(12)	-	$1.25	November 1, 2023
	-	1,500,000(13)	-	$2.00	November 1, 2024

_______

(1)	Options vest in full on January 1, 2018, generally subject to continued employment through the vesting date.
(2)	Options vest in full on January 1, 2019, generally subject to continued employment through the vesting date.
(3)	Options vest in full on January 1, 2020, generally subject to continued employment through the vesting date.
(4)	Options vest in full on July 31, 2017, generally subject to continued employment through the vesting date.
(5)	Options vest in full on January 1, 2018, generally subject to continued employment through the vesting date.
(6)	Options vest in full on January 1, 2019, generally subject to continued employment through the vesting date.
(7)	Options vest in full on January 1, 2020, generally subject to continued employment through the vesting date.
(8)	Options vest in full on October 7, 2017, generally subject to continued employment through the vesting date.
(9)	Options vest in full on October 7, 2018, generally subject to continued employment through the vesting date.
(10)	Options vest in full on October 7, 2019, generally subject to continued employment through the vesting date.
(11)	Options vest in full on November 1, 2017, generally subject to continued employment through the vesting date.
(12)	Options vest in full on November 1, 2018, generally subject to continued employment through the vesting date.
(13)	Options vest in full on November 1, 2019, generally subject to continued employment through the vesting date.

Director Compensation

Because both of our directors are executive officers, they received no compensation for their services as directors, other than reimbursements for all travel and lodging expenses associated with company matters.

Retirement Plans

The Company currently maintains no plans for its executive officers or employees that provide for payments or other benefits at, following or in connection with retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2017 (a) by each person known by us to own beneficially 5% or more of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of October 31, 2017, there were 91,698,421 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Shares
	Beneficially	Percent
Name and Address of Beneficial Owner	Owned(2)	of Class
Directors and Named Executive Officers(1):
J. Edward Daniels	5,350,000(3)	5.8%
Michael J. Warren	570,759	0.6%
Jason T. de Mos	3,212,275(4)	3.4%
Earle O. Olson	1,500,000(5)	1.6%
All Executive Officers and Directors as a group (5 persons)	12,345,309(6)	12.7%

5% Stockholders:
Air Lease Corporation 2000 Avenue of the Stars, 1000N
Los Angeles, California 90067	9,169,809(7)	10.00%

____________

(1)	The address for each director and named executive officer of the Company is c/o Airborne Wireless Network, 4115 Guardian Street, Suite C, Simi Valley, California 93063.
(2)

For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of the date of October 31, 2017.

(3)	Includes 1,250,000 shares that may be acquired upon the exercise of stock options.
(4)

Includes 1,500,000 shares that may be acquired upon the exercise of stock options. This amount does not include shares of common stock potentially issuable in lieu of cash compensation under Mr. de Mos’s employment agreement.

(5)	These shares may be acquired upon the exercise of stock options.
(6)	Includes 5,750,000 shares that may be acquired upon the exercise of stock options.
(7)

Includes 504,669 common shares that are issuable to Air Lease Corporation, as at October 31, 2017, pursuant to the anti-dilution provisions in our agreement with that company. See “Risk Factors – Our agreements with Air Lease Corporation and Jet Midwest Group require us to issue to them additional capital stock whenever we issue any capital stock so that they maintain the same percentage ownership of our outstanding capital stock; these issuances will further dilute our other stockholders in connection with each stock issuance” for a description of this anti-dilution right.

Compensation Committee Interlocks and Insider Participation

Because we have no standing compensation committee of our board of directors, both of Messrs. Warren and Edwards, the only members of our board of directors, each of whom is also an executive officer of the Company, participated in deliberations of the board of directors concerning executive officer compensation. Neither Mr. Warren nor Mr. Edwards, nor any other executive officer of the Company, served on the compensation committee, other compensation-setting committee or board of directors of any entity one of whose executive officers served on our board of directors. In addition, no other “compensation committee interlocks” existed during the fiscal year ended August 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

On August 3, 2016, we acquired a patent, trademark and other intellectual property from Apcentive in exchange for the issuance to Apcentive of 40,000,000 shares of our common stock and an agreement to make future royalty payments equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of that patent. As a result of this transaction, Apcentive became our largest shareholder.

To enable us to have sufficient shares available to issue in connection with this acquisition, and to accommodate possible future financing and acquisition plans, in each case without the necessity of amending our Articles of Incorporation, on August 11, 2016, Mr. Daniels agreed to cancel 80,000,000 shares of common stock then held by him for no consideration.

Loans by Related Persons

During the years ended August 31, 2017, and 2016, we received $0 and $3,365, respectively, in the form of loans from J. Edward Daniels, our President, Treasurer, Secretary and member of our board of directors, which were used to pay certain of the Company’s operating expenses. No interest was charged nor paid, the loan agreements were not reduced to writing, the loans had no maturity dates and our obligations to repay the loans were not secured. Of the amounts loaned, all had been repaid as of August 31, 2017.

Procedures for Approval of Related Party Transactions

The Company’s board of directors conducts an appropriate review of, and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. However, we have not adopted formal policies and procedures for the review, approval or ratification of such transactions, but instead review them on a case-by-case basis.

Director Independence

Because we have applied to list our common stock on the NASDAQ Stock Market (“NASDAQ”), we have decided to evaluate the independence of our directors in accordance with the listing standards of NASDAQ, whose rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Because our securities are not listed on NASDAQ or any other national securities exchange, we are not required to have a board of directors comprised of a majority of independent directors. Our board of directors currently consists of two members. Neither of our directors is considered to be an independent director under the NASDAQ listing standards because each serves the Company as an executive officer.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2017 and 2016, respectively.

	2017	2016

Audit Fees	$16,100	$12,050
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,100	$12,050

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees that would normally be disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning. The services for the fees that would normally be disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board of directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board of directors, or, in the period between meetings, by a designated member of the board of directors. Any such approval by the designated member is disclosed to the entire board at the next meeting.

Item 15. Exhibits

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-19.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, effective as of July 31, 2017	8-K	3.1	08/01/2017
3.2	Amended and Restated Bylaws effective as of July 30, 2017	8-K	3.2	08/01/2017
4.1	Promissory Note, dated September 15, 2017, issued by Airborne Wireless Network to Black Mountain Equities, Inc.	8-K	4.1	09/29/2017
4.2	8% Convertible Promissory Note due September 19, 2018, dated September 19, 2017, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	09/29/2017
4.3	8% Convertible Promissory Note due September 19, 2018 Back End Note, dated September 19, 2017, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.3	09/29/2017
4.4	8% Convertible Redeemable Note due September 25, 2018, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.4	09/29/2017
4.5	8% Convertible Redeemable Note due September 25, 2018, Back End Note 1, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.5	09/29/2017
4.6	8% Convertible Redeemable Note due September 25, 2018, Back End Note 2, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.6	09/29/2017
4.7	8% Convertible Redeemable Note due September 25, 2018, Back End Note 3, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.7	09/29/2017
4.8	8% Convertible Redeemable Note due September 25, 2018, Back End Note 4, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.8	09/29/2017
4.9	8% Convertible Redeemable Note due September 25, 2018, Back End Note 5, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.9	09/29/2017
4.10	8% Convertible Redeemable Note due September 25, 2018, issued by Airborne Wireless Network to Eagle Equities, LLC, LLC	8-K	4.10	09/29/2017
4.11	8% Convertible Redeemable Note due September 25, 2018, Back End Note 1, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.11	09/29/2017
4.12	8% Convertible Redeemable Note due September 25, 2018, Back End Note 2, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.12	09/29/2017
4.13	8% Convertible Redeemable Note due September 25, 2018, Back End Note 3, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.13	09/29/2017
4.14	8% Convertible Redeemable Note due September 25, 2018, Back End Note 4, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.14	09/29/2017
4.15	8% Convertible Redeemable Note due September 25, 2018, Back End Note 5, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.15	09/29/2017
4.16	8% Convertible Redeemable Note due October 2, 2018, issued by Airborne Wireless Network to GS Capital Partners, LLC	8-K	4.1	10/06/2017
4.17	8% Convertible Redeemable Note due October 2, 2018 Back End Note 1, issued by Airborne Wireless Network to GS Capital Partners, LLC	8-K	4.2	10/06/2017
4.18	8% Convertible Redeemable Note due October 2, 2018 Back End Note 2, issued by Airborne Wireless Network to GS Capital Partners, LLC	8-K	4.3	10/06/2017
4.19	Promissory Note dated October 3, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	4.4	10/06/2017
4.20	Convertible Promissory Note due July 30, 2018, issued by Airborne Wireless Network to Einstein Investments LLC	8-K	4.1	11/03/2017
4.21	Convertible Promissory Note due August 1, 2018, issued by Airborne Wireless Network to Auctus Fund, LLC	8-K	4.2	11/03/2017

10.1	Intellectual Property Purchase Agreement with Apcentive, Inc., dated as of July 31, 2016	8-K/A	10.1	10/21/2016
10.2	Consulting Agreement with C. Neal Monte dated as of August 7, 2016	8-K	10.1	8/16/2016
10.3	Memorandum of Understanding between Airborne Wireless Network and Concept Development Inc., dated August 8, 2016	8-K	10.1	8/11/2016
10.4	Memorandum of Understanding between Airborne Wireless Network and Jet Midwest Group, LLC dated August 30, 2016	8-K	10.1	9/1/2016
10.5	Consulting Agreement between Airborne Wireless and Aero Certification and Engineering LLC dated as of October 18, 2016	8-K	10.1	10/26/2016
10.6	Media and Services Agreement with ZapZorn Inc. dated October 24, 2016	10-K	10.12	12/13/2016
10.7	Services and Compensation Agreement between Airborne Wireless Network and Jet Midwest, LLC dated as of October 31, 2016	8-K	10.1	11/1/2016
10.8	Services Agreement between Airborne Wireless Network and IRTH Communications, LLC dated November 2, 2016	10-K	10.11	12/13/2016
10.9	Institutional Market Awareness Agreement between Airborne Wireless Network and Eurasian Capital, LLC dated November 16, 2016	10-K	10.13	12/13/2016
10.10	Memorandum of Understanding between Airborne Wireless Network and Electric Lightwave Holdings, Inc. dated December 12, 2016	8-K	10.1	12/27/2016
10.11	Memorandum of Understanding between Airborne Wireless Network and Air Lease Corporation, dated January 9, 2017	10-Q	10.1	7/17/2017
10.12	Consulting Agreement between Airborne Wireless Network and Brighton Capital, Ltd., dated July 31, 2017	8-K	10.2	8/04/2017
10.13	Design and Manufacturing Services Agreement between Airborne Wireless Network and ViaLight Communications Gmbh.	8-K	10.1	8/15/2017
10.14†	Employment Agreement between Airborne Wireless Network and Marius D. de Mos dated as of August 19, 2016	8-K	10.1	8/26/2016
10.15†	Employment Agreement between Airborne Wireless Network and Jason T. de Mos dated as of October 7, 2016	8-K	10.1	10/14/2016
10.16†	Employment Agreement between Airborne Wireless Network and Earle Olson dated as of November 1, 2016	10-K	10.10	12/13/2016
10.17†	Employment Agreement between Airborne Wireless Network and Michael J. Warren dated February 1, 2017	8-K	10.1	2/21/2017
10.18†	Employment Agreement between Airborne Wireless Network and J. Edward Daniels dated July 31, 2017	8-K	10.1	8/04/2017
10.19†	Form of Indemnification Agreement for Officers and Directors	8-K	10.1	8/02/2017
10.20†	2017 Stock Option Plan	8-K	10.2	8/02/2017
10.21	Securities Purchase Agreement, dated September 15, 2017, between Airborne Wireless Network and Black Mountain Equities, Inc.	8-K	10.1	09/29/2017
10.22	Warrant to Purchase Shares of Common Stock, dated September 15, 2017, issued by Airborne Wireless Network to Black Mountain Equities, Inc.	8-K	10.2	09/29/2017
10.23	Securities Purchase Agreement, dated September 19, 2017, between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.3	09/29/2017
10.24	Securities Purchase Agreement, dated September 25, 2017, between Airborne Wireless Network and Adar Bays, LLC	8-K	10.4	09/29/2017
10.25	Securities Purchase Agreement, dated September 25, 2017, between Airborne Wireless Network and Eagle Equities, LLC	8-K	10.5	09/29/2017
10.26	Securities Purchase Agreement, dated October 2, 2017, between Airborne Wireless Network and GS Capital Partners, LLC	8-K	10.1	10/06/2017
10.27	Securities Purchase Agreement, dated October 3, 2017, between Airborne Wireless Network and Lucas Hoppel	8-K	10.2	10/06/2017
10.28	Warrant to Purchase Shares of Common Stock, dated October 3, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	10.3	10/06/2017
10.29	Securities Purchase Agreement, dated November 1, 2017, between Airborne Wireless Network and Auctus Fund, LLC	8-K	10.1	11/03/2017
31.1*	Certification of the principal executive officer Pursuant to Section 302
31.2*	Certification of the principal financial officer Pursuant to Section 302
32.1*	Certification of the principal executive officer and principal financial officer pursuant to Section 906
101*

The following financial information for the fiscal years ended August 31, 2017, 2016 and 2015 formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statement of stockholders’ deficit, (iv) statements of cash flows and (v) notes to the financial statements.

________

* Filed herewith.

† Management contract or plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airborne Wireless Network

Date: November 14, 2017	By:	/s/ Michael J. Warren
		Name:	Michael J. Warren
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael J. Warren	Chief Executive Officer and Director	November 14, 2017
Michael J. Warren	(principal executive officer)

/s/ J. Edward Daniels	President, Treasurer, Secretary and Director	November 14, 2017
J. Edward Daniels	(principal financial officer and principal accounting officer)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2017, 2016, AND 2015

AIRBORNE WIRELESS NETWORK

AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2017, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Airborne Wireless Network

4115 Guardian Street, Suite C,

Simi Valley, California 93063

We have audited the accompanying balance sheets of Airborne Wireless Network as of August 31, 2017 and 2016 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2017, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airborne Wireless Network as of August 31, 2017 and 2016 and the results of its operations and its cash flows for the years ended August 31, 2017, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

November 13, 2017

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

	August 31,	August 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$217,694	$809
Prepaid expenses	285,284	9,167
Total Current Assets	502,978	9,976

Property and equipment, net	25,348	-

Total Assets	$528,326	$9,976

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$421,749	$55,275
Due to related parties	-	45,365
Total Current Liabilities	421,749	100,640

Total Liabilities	421,749	100,640

Commitments and Contingencies (note 10)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized; 90,589,154 and 74,097,796 shares issued and outstanding as of August 31, 2017 and 2016, respectively	90,589	74,098
Additional paid-in capital	37,144,817	51,108
Accumulated deficit	(37,128,829)	(215,870)
Total Stockholders’ Equity (Deficit)	106,577	(90,664)

Total Liabilities and Stockholders’ Equity (Deficit)	$528,326	$9,976

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2017	2016	2015

Revenue	$-	$-	$-

Operating Expenses
Advertising and marketing	1,794,919	-	-
Depreciation	4,562	-	-
General and administrative expenses	358,707	5,531	2,352
Management fees	38,135	-	-
Professional fees	2,155,756	90,483	15,100
Research and development	1,086,599	-	-
Salaries and wages	608,282	-	-
Stock based compensation	30,376,431	72,309	-
Total operating expenses	36,423,391	168,323	17,452

Operating Loss	(36,423,391)	(168,323)	(17,452)

Other expenses
Interest expense	(150)	-	-
Gain on debt extinguishment	-	-	17,288
Loss on related party loan conversion	(489,418)	-	-
Total other expense	(489,568)	-	17,288

Net Loss	$(36,912,959)	$(168,323)	$(164)

Net loss per common share – basic and diluted	$(0.44)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	83,785,574	112,673,138	114,097,796

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Share
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance as of, August 31, 2014	114,097,796	$114,098	$(98,758)	$(2,500)	$(47,383)	$(34,543)

Net loss	-	-	-	-	(164)	(164)
Balance as of, August 31, 2015	114,097,796	114,098	(98,758)	(2,500)	(47,547)	(34,707)

Common stock issued for acquisition of intellectual property	40,000,000	40,000	(40,000)	-	-	-
Common stock cancellation	(80,000,000)	(80,000)	80,000	-	-	-
Contributed capital	-	-	37,557	-	-	37,557
Founder’s shares subscription reversed	-	-	-	2,500	-	2,500
Stock options	-	-	72,309	-	-	72,309
Net loss	-	-	-	-	(168,323)	(168,323)
Balance as of, August 31, 2016	74,097,796	74,098	51,108	-	(215,870)	(90,664)

Common stock and warrants issued	4,104,998	4,105	4,715,268	-	-	4,719,373
Common stock issued for exercise of warrants	1,152,000	1,152	1,438,848	-	-	1,440,000
Common stock issued for services	10,894,480	10,894	13,902,182	-	-	13,913,076
Conversion of related party loans to common shares	339,880	340	574,058		-	574,398
Stock options issued to employees	-	-	16,234,692	-	-	16,234,692
Stock warrants issued for services	-	-	228,661		-	228,661
Net loss	-	-	-	-	(36,912,959)	(36,912,959)
Balance as of, August 31, 2017	90,589,154	$90,589	$37,144,817	$-	$(37,128,829)	$106,577

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,912,959)	$(168,323)	$(164)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	4,562	-	-
Stock-based compensation	30,376,431	72,309	-
Loss on related party loan conversions	489,418	-	-
Gain on extinguishment of debt	-	-	(17,288)
Decrease (Increase) in operating assets:	-	-
Prepaid expenses	(276,117)	(9,167)	-
Increase (Decrease) in operating liabilities:	-
Accounts payable and accrued liabilities	368,401	53,290	13,307
Line of credit	(1,929)	1,985	-
Net Cash Used in Operating Activities	(5,952,193)	(49,906)	(4,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,910)	-	-
Net Cash Used in Investing Activities	(29,910)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	-	45,288	4,145
Payments made to related party debt	(10,365)	-	-
Proceeds from current year related party loan converted to common shares	49,980	-	-
Proceeds from exercise of warrants	1,440,000	-	-
Proceeds from issuance of common shares and warrants	4,719,373	-	-
Net Cash Provided by Financing Activities	6,198,988	45,288	4,145

Net increase (decrease) in cash and cash equivalents	216,885	(4,618)	-
Cash and cash equivalents, beginning of period	809	5,427	5,427
Cash and cash equivalents, end of period	$217,694	$809	$5,427

Supplemental cash flow information:
Cash paid for interest	$5	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash financing transactions:
Related party subscription receivable recorded to contributed capital	$-	$2,500	$-
Related party loan forgiven to contributed capital	$-	$37,557	$-
Related party assumption of accounts payable	$-	$33,782	$-
Prior year related party loan converted to common shares	$35,000	$-	$-

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2017, 2016 AND 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Airborne Wireless Network (the “Company”) is a Nevada corporation incorporated on January 5, 2011 under the name Ample-Tee. Effective on May 19, 2016, the Company’s corporate name was changed to Airborne Wireless Network. It is based in Simi Valley, California, USA. The Company’s fiscal year end is August 31.

We are an early stage company with the principal business strategy of developing, marketing and licensing a fully meshed, high-speed broadband airborne wireless network by linking commercial aircraft in flight. We call this network the “Infinitus Super Highway” (“Infinitus”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $36,423,391 during the year ended August 31, 2017 and has an accumulated deficit of $37,128,829 as of August 31, 2017.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. See Note 12 – Subsequent Events.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 9).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2017 and 2016 the Company had $217,694 and $809 in cash and cash equivalents, respectively.

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

The Company’s financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Intangible Assets

We account for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other.” The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over 3 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

The Company issued 40 million shares of common stock for the acquisition of certain intellectual property. Due to the lack of readily available market information and that the shares represented approximately 54% of the outstanding common stock on issuance, the Company hired an independent third party firm to perform a valuation on the acquired intangible assets. It was determined that the intellectual property had no value because future economic benefit could not be determined.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $1,086,599, $0 and $0 were incurred for the years ended August 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based compensation of $30,376,431, $72,309 and $0 were incurred for the years ended August 31, 2017, 2016 and 2015, respectively.

Income Taxes

We account for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Loss per Common Share

We compute basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the years ended August 31, 2017, 2016 and 2015, respectively, the following options and warrants were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended August 31,
	2017	2016	2015
	(Shares)	(Shares)	(Shares)
Stock options	28,350,000	4,550,000	-
Warrants	3,077,998	-	-
Total	31,427,998	4,550,000	-

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Recently Issued Accounting Pronouncements

In September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at August 31, 2017 and 2016:

	August 31,	August 31,
	2017	2016
Legal and regulatory fees	$94,573	$9,167
Advertising and promotion	164,667	-
Rent expense	22,250	-
Professional fees	3,794	-
Total prepaid expenses	$285,284	$9,167

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at August 31, 2017 and 2016:

	August 31,	August 31,
	2017	2016
Equipment & Furniture	$16,327	$-
Computer Equipment	13,583	-
	29,910	-
Accumulated Depreciation	(4,562)	-
Property and equipment, net	$25,348	$-

Depreciation for years ended August 31, 2017, 2016 and 2015 was $4,562, $0 and $0, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at August 31, 2017 and 2016:

	August 31,	August 31,
	2017	2016
Trade Payables	$334,132	$53,290
Credit Card Payable	56,501	1,985
Payroll Liabilities	25,636	-
Other Payable	5,480	-
Total accounts payable and accrued liabilities	$421,749	$55,275

NOTE 6 – EQUITY

Authorized Stock

The Company is authorized to issue an aggregate of 350,000,000 common shares and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuances

During the year ended August 31, 2017, the Company issued 16,491,358 shares of common stock, as follows:

•

4,104,998 units for aggregate proceeds of $4,719,373. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable for a period range from one to five years from issuance, at a price range of $1.25 to $3.25 per share.

•	1,152,000 shares of common stock issued for the exercise of warrants for proceeds of $1,440,000.

•	10,507,824 shares of common stock to strategic service providers, for services valued at $13,478,853.

•	386,656 shares of common stock to consultants, for services valued at $434,223.

•	339,880 shares of common stock issued at $1.69 for the settlement of notes payable of $84,980, resulting in a loss on related party loan conversion of $489,418.

During the year ended August 31, 2016 the Company had the following common stock transactions:

•	On August 3, 2016, the Company issued 40,000,000 common shares with a par value of $0.001 to Apcentive, Inc., for Intellectual Property valued at $0 (see Note 2 - Intangible Assets).

•	On August 11, 2016, an officer and director of the Company entered into a written Stock Issuance Cancellation Agreement with the Company to cancel 80,000,000 shares at $0.001 par value.

As at August 31, 2017 and 2016, the Company had 90,589,154 and 74,097,796 shares of common stock issued and outstanding, respectively.

Warrants

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number	Weighted Average Remaining Contractual life	Weighted Average Exercise	Number	Weighted Average Exercise
of Shares	(in years)	Price	of Shares	Price
152,500	0.15	$1.25	152,500	$1.25
10,000	0.15	$1.25	10,000	$1.25
820,500	0.22	$1.25	820,500	$1.25
4,110	0.26	$1.37	4,110	$1.37
6,098	0.30	$1.25	6,098	$1.25
4,762	0.30	$1.25	4,762	$1.25
1,000	0.39	$1.50	1,000	$1.50
8,334	0.41	$1.50	8,334	$1.50
4,300	0.45	$3.25	4,300	$3.25
100,000	2.49	$1.88	100,000	$1.88
13,300	2.50	$1.88	13,300	$1.88
100,000	2.52	$1.65	100,000	$1.65
62,200	2.61	$2.41	62,200	$2.41
120,000	2.63	$2.08	120,000	$2.08
203,252	4.71	$2.19	203,252	$2.19
203,252	4.71	$2.19	203,252	$2.19
81,169	2.77	$2.08	81,169	$2.08
120,250	2.77	$2.08	120,250	$2.08
24,050	2.78	$1.66	24,050	$1.66
12,000	2.80	$1.97	12,000	$1.97
51,921	2.81	$2.41	51,921	$2.41
100,000	4.92	$1.90	100,000	$1.90
25,000	4.92	$1.90	25,000	$1.90
200,000	2.92	$1.34	200,000	$1.34
200,000	2.92	$1.34	200,000	$1.34
100,000	2.92	$1.34	100,000	$1.34
100,000	2.93	$1.56	100,000	$1.56
200,000	2.93	$1.58	200,000	$1.58
20,000	2.93	$1.58	20,000	$1.58
30,000	2.93	$1.58	30,000	$1.58
3,077,998			3,077,998

The below table, summarizes warrant activity during the years ended August 31, 2017, 2016 and 2015:

	Number of Shares	Weighted- Average Exercise Price
Balance as of August 31, 2015	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance as of August 31, 2016	-	-
Granted	4,229,998	1.52
Exercised	(1,152,000)	1.25
Forfeited	-	-
Balance as of August 31, 2017	3,077,998	$1.63

NOTE 7 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

We granted stock options, which was adopted by our board of directors, which provides for equity incentives to be granted to certain employees.

During the year ended August 31, 2015, the Company did not grant any stock options.

During the year ended August 31, 2016, the Company granted the following stock options:

•	On August 7, 2016, the Company granted options to an employee to purchase 50,000 shares of our common stock at a price of $0.50 per share, that do not expire. The option had a value of $21,500.

•	On August 19, 2016, the Company granted options to an employee to purchase an aggregate of 4,500,000 shares of our common stock at a price of $0.75 per share, with 1/3 of the shares vesting on August 19, 2017, $1.25 per share for 1/3 of the shares vesting on August 19, 2018, and $2.00 per share for 1/3 of the shares vesting on August 19, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $2,528,880. Total compensation cost expected to be recognized in future periods for unvested options at August 31, 2017 amounted to $960,358. During the years ended August 31, 2017 and 2016, the Company charged to operations stock-based compensation expense of $1,517,713 and $50,809, respectively.

During the year ended August 31, 2017, the Company granted the following stock options:

•	On October 7, 2016, the Company granted options to an employee to purchase an aggregate of 4,500,000 shares of our common stock at a price of $0.75 per share for 1/3 of the shares vesting on October 7, 2017, $1.25 per share for 1/3 of the shares vesting on October 7, 2018, and $2.00 per share for 1/3 of the shares vesting on October 7, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,571,773. Total compensation cost expected to be recognized in future periods for unvested options at August 31, 2017 amounted to $1,610,288. During the year ended August 31, 2017, the Company charged to operations stock-based compensation expense of $1,961,485.

•	On November 1, 2016, the Company granted options to an employee to purchase an aggregate of 4,500,000 shares of our common stock at a price of $0.75 per share for 1/3 of the shares vesting on November 1, 2017, $1.25 per share for 1/3 of the shares vesting on November 1, 2018, and $2.00 per share for 1/3 of the shares vesting on November 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,960,769. Total compensation cost expected to be recognized in future periods for unvested options at August 31, 2017 amounted to $1,951,447. During the year ended August 31, 2017, the Company charged to operations stock-based compensation expense of $2,009,322.

•	On January 1, 2017, the Company granted options to an employee to purchase an aggregate of 3,750,000 shares of our common stock at a price of $1.25 per share for 1/3 of the shares vesting immediately on January 1, 2017, $1.75 per share for 1/3 of the shares vesting on January 1, 2018, and $2.50 per share for 1/3 of the shares vesting on January 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $5,143,711. Total compensation cost expected to be recognized in future periods for unvested options at August 31, 2017 amounted to $1,723,965. During the year ended August 31, 2017, the Company charged to operations stock-based compensation expense of $3,419,745.

•	On January 1, 2017, the Company granted options to an employee to purchase an aggregate of 50,000 shares of our common stock at a price of $1.25 per share vesting immediately on January 1, 2017. The options expire December 31, 2021, unless the employee is terminated pursuant to her employment agreement. The options had an aggregate value totaling $67,894. During the year ended August 31, 2017, the Company charged to operations stock-based compensation expense of $67,894.

•	On February 1, 2017, the Company granted options to an employee to purchase an aggregate of 6,000,000 shares of our common stock at a price of $2.00 per share for 1/3 of the shares vesting on January 1, 2018, $2.75 per share for 1/3 of the shares vesting on January 1, 2019, and $3.25 per share for 1/3 of the shares vesting on January 1, 2020. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $11,134,303. Total compensation cost expected to be recognized in future periods for unvested options at August 31, 2017 amounted to $6,933,313. During the year ended August 31, 2017, the Company charged to operations stock-based compensation expense of $4,200,990.

•	On July 31, 2017, the Company granted options to an employee to purchase an aggregate of 5,000,000 shares of our common stock at a price of $2.00 per share for 1/4 of the shares vesting immediately on July 31, 2017, $2.25 per share for 1/4 of the shares vesting on January 1, 2018, $2.50 per share for 1/4 of the shares vesting on January 1, 2019 and $2.75 per share for 1/4 of the shares vesting on January 1, 2020. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $9,436,160. Total compensation cost expected to be recognized in future periods for unvested options at August 31, 2017 amounted to $6,378,615. During the year ended August 31, 2017, the Company charged to operations stock-based compensation expense of $3,057,544.

Stock option activity during the years ended August 31, 2017, 2016 and 2015 were as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2015	-	$-	$-	$-
Granted	4,550,000	1.32	2,550,380	21,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2016	4,550,000	1.32	2,550,380	59,500
Granted	23,800,000	1.97	33,314,610	1,982,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2017	28,350,000	$1.86	$35,864,990	$2,041,500

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at August 31, 2017. As of August 31, 2017, options to purchase 2,850,000 shares of common stock were exercisable and the intrinsic values of these options are $2,041,500. As of August 31, 2017, the intrinsic value of outstanding options to purchase 25,500,000 shares is $0, as these options to employees vest in future periods.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended August 31, 2017 and 2016:

	Years Ended August 31,
	2017	2016	2015
Expected term	4.34 – 6.73 years	5.97 – 7.97 years	-
Expected average volatility	177%-183%	179%	-
Expected dividend yield	-	-	-
Risk-free interest rate	1.17% - 2.25%	1.17% - 1.58%	-

The following table summarizes information relating to outstanding and exercisable stock options as of August 31, 2017:

Options Outstanding			Options Exercisable
Number	Weighted Average Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
50,000	No expiration	$0.5	50,000	$0.50
4,500,000	5.97	$1.33	1,500,000	$0.75
4,500,000	6.11	$1.33	-	$-
4,500,000	6.17	$1.33	-	$-
3,750,000	5.34	$1.83	1,250,000	$1.25
6,000,000	6.34	$2.67	-	$-
50,000	4.34	$1.25	50,000	$1.25
5,000,000	6.73	$2.38	-	$-
28,350,000			2,850,000

NOTE 8 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2017, 2016 and 2015 are as follows:

	August 31,	August 31,	August 31,
	2017	2016	2015
Net Operating loss carryforward	$6,047,110	$96,014	$47,547
Effective tax rate	35%	35%	35%
Deferred tax asset	2,116,489	33,605	16,641
Less: valuation allowance	(2,116,489)	(33,605)	(16,641)
Net deferred tax asset	$-	$-	$-

As of August 31, 2017, utilization of the NOL carry forwards, which will begin to expire between 2031 and 2037, of approximately $6,047,110 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2011 through 2017 are subject to review by the tax authorities.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception and through change of control on October 20, 2015, the Company received advances from a former Director in the amount of $40,057 to pay for operating expenses on behalf of the Company. During the year ended August 30, 2016, the former Director forgave $37,557, which was recorded as contributed capital, and the rest of $2,500 was taken against stock subscription owed by him to the Company.

During the year ended August 31, 2016, the Company received advances from related parties in the amount of $45,288 to pay for expenses. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment. As of August 31, 2016, the amount due to related parties was 45,365. During the year ended August 31, 2017, the Company repaid $10,365 of that amount to related parties and converted the remaining $35,000 to common shares, resulting in a loss on related party loan conversion of $201,532.

During the year ended August 31, 2017, the Company received additional $49,980 from related parties, which was also converted to common shares as of August 31, 2017, resulting in a loss on related party loan conversion of $287,886.

On February 1, 2017, the Company paid $49,200 for housing occupied by our Chief Executive Officer (see Note 10).

During the year ended August 31, 2017, 2016 and 2015, the Company incurred management and salary expenses of $646,417, $0 and $0 respectively, to directors and officers of the Company.

As of August 31, 2017, and 2016, the Company owed to related parties $0 and $45,365, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 7,700,000 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provides full anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will own 10% of the outstanding shares of common stock and each other class or series of capital stock. Through August 31, 2017, we had issued 8,665,140 shares of common stock to Air Lease Corporation and were obligated to issue an additional 393,512 shares of common stock.

Pursuant to our agreement with Jet Midwest Group entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, we issued to Jet Midwest Group 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group provides full anti-dilution protection to Jet Midwest Group. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group will own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through August 31, 2017, we had issued 1,250,000 shares of common stock to Jet Midwest Group and were obligated to issue an additional 199,172 shares of common stock.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”), for a three (3) year term, to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 410,000 shares of common stock and 1,000,000 warrants over a three year term. We issued 50,000 shares of common stock and 100,000 warrants upon execution of this agreement, and are to issue 10,000 shares of common stock and 25,000 warrants per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through August 31, 2017, we had issued 60,000 shares of common stock and 125,000 warrants to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $1.90. The warrants will have a cashless feature if the shares underlying the warrants are not effective for resale by March 1, 2018.

Lease Commitment

In June 2016 and commencing July 1, 2016, we signed a lease agreement for our corporate office headquarters with approximately 1,500 sq ft., at 4115 Guardian Street, Simi Valley, California 93063. The lease expired on August 31, 2017 and our monthly rent was $1,750 (plus HVAC charges), payable in equal monthly installments. In August 2017, the lease was extended by two years commencing September 1, 2017 at $1,803 per month (plus HVAC charges) for the first year and $1,857 per month (plus HVAC charges) for the second year.

On February 1, 2017, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commences on February 1, 2017 and expires on January 31, 2018. Our monthly rent is $4,100, payable in equal monthly installments. On February 1, 2017, the Company prepaid the $49,200, for the full term of the lease. As at August 31, 2017, we recognize $19,800 as a prepaid expense.

Total net rent expense related to our operating leases for the year ended August 31, 2017, 2016 and 2015, was $57,521, $1,750 and $0 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of August 31, 2017 are as follows:

Years ending August 31,
2018	$42,136
2019	22,284
2020	-
2021	-
2022	-
Thereafter	-
Total	$64,420

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended August 31, 2017:
Revenue	$-	$-	$-	$-
Operating loss	(3,830,190)	(13,763,112)	(9,474,796)	(9,355,293)
Net loss	(3,830,195)	(13,763,235)	(9,474,818)	(9,844,711)
Loss per share (basic)	$(0.05)	$(0.17)	$(0.11)	$(0.11)
Loss per share (diluted)	$(0.05)	$(0.17)	$(0.11)	$(0.11)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended August 31, 2016:
Revenue	$-	$-	$-	$-
Operating loss	-	(24,912)	(13,701)	(129,710)
Net loss	-	(24,912)	(13,701)	(129,710)
Loss per share (basic)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share (diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to August 31, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

We issued units consisting of an aggregate of 431,080 shares of common stock and warrants to purchase 431,080 shares of common stock, exercisable for three years from issuance at a price range of $0.83 to $2.05 per share, for aggregate gross proceeds of $484,000.

We issued Convertible Notes in the total amount of $2,390,125 in conjunction with 496,000 common shares and warrants to purchase up to 18,000 shares of our common stock at $1.75 exercise price. The Convertible Notes issued at terms from six months to one year, annual interest rates ranging from 0% to 8% and conversion price equal to 70% of the lowest trading price of the Company’s Common Stock for the last 25 days prior to the conversion.

Pursuant to our agreement with Brighton Capital, Ltd. (see Note 10), we issued 20,000 shares of common stock and a total of 50,000 warrants at an exercise price of $1.90 for a term of five years.

Pursuant to our agreement with Air Lease Corporation, we are now obligated to issue an additional 504,699 shares of common stock through October 31, 2017.

Pursuant to our agreement with Jet Midwest Group, we are now obligated to issue an additional 217,172 shares of common stock through October 31, 2017.

Pursuant to our agreement with Zapzorn, we are obligated to a three month media buy for $1.65 million.

