Form 10-Q
period 2017-11-30
AIRBORNE WIRELESS NETWORK
filed 2018-01-09
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of January 9, 2018, was 94,371,899.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

3

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$164,293	$217,694
Prepaid expenses and other assets	645,240	285,284
Total Current Assets	809,533	502,978

Property and equipment, net	31,716	25,348

Total Assets	$841,249	$528,326

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$580,171	$421,749
Accrued interest	27,153	-
Convertible notes payable, net of unamortized debt discount of $658,308 and $0, respectively	1,931,817	-
Derivative liabilities	3,253,221	-
Total Current Liabilities	5,792,362	421,749

Total Liabilities	5,792,362	421,749

Commitments and Contingencies (note 10)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized; 91,829,771 and 90,589,154 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	91,830	90,589
Additional paid-in capital	42,142,582	37,144,817
Accumulated deficit	(47,185,525)	(37,128,829)
Total Stockholders’ Equity (Deficit)	(4,951,113)	106,577

Total Liabilities and Stockholders’ Equity (Deficit)	$841,249	$528,326

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended,
	November 30,
	2017	2016

Revenue	$-	$-

Operating Expenses
Marketing and branding	1,089,280	-
Depreciation	2,088	-
General and administrative expenses	114,742	85,497
Management fees	-	11,635
Professional fees	857,285	208,733
Research and development	285,889	25,100
Salaries and wages	229,215	60,507
Stock based compensation	5,962,525	3,438,718
Total operating expenses	8,541,024	3,830,190

Operating Loss	(8,541,024)	(3,830,190)

Other expenses
Interest expense	(980,604)	(5)
Change in fair value of derivative liabilities	(535,068)	-
Total other expense	(1,515,672)	(5)

Net Loss	$(10,056,696)	$(3,830,195)

Net loss per common share – basic and diluted	$(0.11)	$(0.05)

Weighted average number of common shares outstanding	91,543,292	75,136,448

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,056,696)	$(3,830,195)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,088	-
Stock-based compensation	5,962,525	3,438,718
Amortization of debt discount included in interest expense	953,451	-
Change in fair value of derivative liabilities	535,068	-
(Increase) decrease in operating assets:
Prepaid expenses and other assets	(359,956)	(122,138)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	158,422	44,650
Accrued interest	27,153	-
Prepaid expenses and other assets	-	-
Net Cash Used in Operating Activities	(2,777,945)	(468,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,456)	(3,419)
Net Cash Used in Investing Activities	(8,456)	(3,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	39,615
Proceeds from issuance of convertible notes	2,249,000	-
Proceeds from issuance of common shares and warrants	484,000	1,708,000
Net Cash Provided by Financing Activities	2,733,000	1,747,615

Net increase (decrease) in cash and cash equivalents	(53,401)	1,275,231
Cash and cash equivalents, beginning of period	217,694	809
Cash and cash equivalents, end of period	$164,293	$1,276,040

Supplemental cash flow information:
Cash paid for interest	$-	$5
Cash paid for taxes	$800	$800

Non-cash financing transactions:
Original issuance discount and deferred financing cost	$341,125	$-
Derivative liabilities recognized as debt discount	$479,762	$-
Reclassification of derivative liability from additional paid in capital due to warrants	$2,078,065	$-
Addition of new derivative liabilities recognized upon issuance of warrants	$238,701	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Airborne Wireless Network (the “Company”) is a Nevada corporation incorporated on January 5, 2011 under the name Ample-Tee. Effective on May 19, 2016, the Company’s corporate name was changed to Airborne Wireless Network. It is based in Simi Valley, California, USA. The Company’s fiscal year end is August 31.

We are an early stage company with the principal business strategy of developing, marketing and licensing a fully meshed, high-speed broadband airborne wireless network by linking commercial aircraft in flight. We call this network the “Infinitus Super HighwaySM” (“Infinitus”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 14, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2017 and August 31, 2017 the Company had $164,293 and $217,694 in cash and cash equivalents, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expense, deferred financing cost, accounts payable and accrued liabilities, accrued expenses, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (““ASC Topic 820”“), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2017, and August 31, 2017, measured at fair value on a recurring basis:

November 30, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$3,253,221	$3,253,221

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $285,889 and $25,100 were incurred for the three months ended November 30, 2017 and 2016, respectively.

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

Stock-based compensation of $5,962,525 and $3,438,718 were incurred for the three months ended November 30, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

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

Prepaid expenses consisted of the following at November 30, 2017 and August 31, 2017

	November 30,	August 31,
	2017	2017
Legal and regulatory fees	$57,073	$94,573
Marketing and branding	579,967	164,667
Rent expense	8,200	22,250
Professional fees	-	3,794
	$645,240	$285,284

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at November 30, 2017 and August 31, 2017:

	November 30,	August 31,
	2017	2017
Trade Payables	$552,277	$334,132
Credit Card Payable	481	56,501
Payroll Liabilities	21,933	25,636
Other Payable	5,480	5,480
Total accounts payable and accrued liabilities	$580,171	$421,749

NOTE 5 – EQUITY

Authorized Stock

The Company is authorized to issue an aggregate of 350,000,000 common shares and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuances

During the three months ended November 30, 2017, the Company issued 1,240,617 shares of common stock, as follows:

•	431,080 units for aggregate proceeds of $484,000. Each unit consisted of one share of common stock and one share purchase warrant. The warrants were valued at $519,649 using the Black-Scholes option valuation model. Each share purchase warrant is exercisable for a period range from one to five years from issuance, at a price range of $0.91 to $2.05 per share.

•	145,482 shares of common stock to strategic service providers, for services valued at $191,857.

•	30,000 shares of common stock to a consultant, for services valued at $38,500.

•	634,055 shares of common stock in conjunction with the issuance of convertible notes. The common shares were valued at $780,742 based on quoted market prices of the Company’s stock on date of share issuance.

As at November 30, 2017 and August 31, 2017, the Company had 91,829,771 and 90,589,154 shares of common stock issued and outstanding, respectively.

Warrants

The below table, summarizes warrant activity during the three months ended November 30, 2017 and the year ended August 31, 2017:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Granted	4,229,998	1.52
Exercised	(1,152,000)	1.25
Forfeited	-	-
Balances as of August 31, 2017	3,077,998	$1.63
Granted	584,080	1.75
Exercised	-	-
Forfeited	-	-
Balances as of November 30, 2017	3,662,078	$1.63

The fair value of each warrant on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended November 30, 2017 and 2016:

	Three Months Ended November 30,
	2017	2016
Exercise price	$0.83 - $3.25	$1.25
Expected term	1 - 5 years	5.72 – 7.93 years
Expected average volatility	176% - 189%	179% - 180%
Expected dividend yield	-	-
Risk-free interest rate	1.42% - 2.01%	1.17% - 1.83%

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2017:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,662,078	2.24 years	$1.63	3,662,078	$1.63

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at November 30, 2017, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of November 30, 2017, the aggregate intrinsic value of warrants outstanding was approximately $34,356 based on the closing market price of $1.17 on November 30, 2017.

The Company determined that warrants qualify for derivative accounting, as a result of the issuance of the convertible note on September 15, 2017, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options. On September 15, 2017, the Company revalued the fair value on the 3,415,498 units of share purchase warrants granted prior to September 15, 2017 at $2,937,553 based on Black Scholes option valuation model and reclassified previously determined fair value of $2,078,065 on the date of grant for each warrant unit from additional paid-in capital to derivative liabilities, resulting in loss on warrants of $859,448 included in change in fair value of derivatives liabilities (see Note 8).

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

•

On August 19, 2016, the Company granted options to an employee to purchase an aggregate of 4,500,000 shares of our common stock at a price of $0.75 per share, with 1/3 of the shares vesting on August 19, 2017, $1.25 per share for 1/3 of the shares vesting on August 19, 2018, and $2.00 per share for 1/3 of the shares vesting on August 19, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $2,528,880. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2017 amounted to $785,223. During the three months ended November 30, 2017 and 2016, the Company charged to operations stock-based compensation expense of $175,136 and $385,298, respectively.

During the year ended August 31, 2017, the Company granted the following stock options:

•

On October 7, 2016, the Company granted options to an employee to purchase an aggregate of 4,500,000 shares of our common stock at a price of $0.75 per share for 1/3 of the shares vesting on October 7, 2017, $1.25 per share for 1/3 of the shares vesting on October 7, 2018, and $2.00 per share for 1/3 of the shares vesting on October 7, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,571,773. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2017 amounted to $1,242,238. During the three months ended November 30, 2017 and 2016, the Company charged to operations stock-based compensation expense of $368,050 and $322,927, respectively.

•

On November 1, 2016, the Company granted options to an employee to purchase an aggregate of 4,500,000 shares of our common stock at a price of $0.75 per share for 1/3 of the shares vesting on November 1, 2017, $1.25 per share for 1/3 of the shares vesting on November 1, 2018, and $2.00 per share for 1/3 of the shares vesting on November 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $3,960,769. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2017 amounted to $1,452,885. During the three months ended November 30, 2017 and 2016, the Company charged to operations stock-based compensation expense of $498,563 and $192,311, respectively.

•

On January 1, 2017, the Company granted options to an employee to purchase an aggregate of 3,750,000 shares of our common stock at a price of $1.25 per share for 1/3 of the shares vesting immediately on January 1, 2017, $1.75 per share for 1/3 of the shares vesting on January 1, 2018, and $2.50 per share for 1/3 of the shares vesting on January 1, 2019. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $5,143,711. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2017 amounted to $1,082,763. During the three months ended November 30, 2017, the Company charged to operations stock-based compensation expense of $641,202.

•

On January 1, 2017, the Company granted options to an employee to purchase an aggregate of 50,000 shares of our common stock at a price of $1.25 per share vesting immediately on January 1, 2017. The options expire December 31, 2021, unless the employee is terminated pursuant to her employment agreement. The options had an aggregate value totaling $67,894.

•

On February 1, 2017, the Company granted options to an employee to purchase an aggregate of 6,000,000 shares of our common stock at a price of $2.00 per share for 1/3 of the shares vesting on January 1, 2018, $2.75 per share for 1/3 of the shares vesting on January 1, 2019, and $3.25 per share for 1/3 of the shares vesting on January 1, 2020. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $11,134,303. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2017 amounted to $5,121,512. During the three months ended November 30, 2017, the Company charged to operations stock-based compensation expense of $1,811,801.

•

On July 31, 2017, the Company granted options to an employee to purchase an aggregate of 5,000,000 shares of our common stock at a price of $2.00 per share for 1/4 of the shares vesting immediately on July 31, 2017, $2.25 per share for 1/4 of the shares vesting on January 1, 2018, $2.50 per share for 1/4 of the shares vesting on January 1, 2019 and $2.75 per share for 1/4 of the shares vesting on January 1, 2020. The options expire 5 years after the date of vesting, unless the employee is terminated pursuant to his employment agreement. The options had an aggregate value totaling $9,436,160. Total compensation cost expected to be recognized in future periods for unvested options at November 30, 2017 amounted to $4,328,168. During the three months ended November 30, 2017, the Company charged to operations stock-based compensation expense of $2,050,448.

Stock option activity during the three months ended November 30, 2017 and the year ended August 31, 2017 were as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	4,550,000	$1.32	$2,550,380	$663,500
Granted	23,800,000	1.97	33,314,610	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2017	28,350,000	$1.86	$35,864,990	$663,500
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of November 30, 2017	28,350,000	$1.86	$35,864,990	$663,500

The following table summarizes information relating to exercisable stock options as of November 30, 2017:

Options Exercisable

Number	Weighted Average
of Shares	Exercise Price
4,100,000	$1.29

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at November 30, 2017. As of November 30, 2017, the aggregate intrinsic value of stock options outstanding was approximately $1,923,500 based on the closing market price of $1.17 on November 30, 2017.

Weighted-average grant-date fair value for non-vested stock options as of November 30, 2017 and August 31, 2017 were listed as follows:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested, August 31, 2016	4,500,000	$0.55
Granted	23,800,000	1.40
Vested	(4,050,000)	4.01
Forfeited	-	-
Unvested, August 31, 2017	24,250,000	$0.81
Granted	-	-
Vested	(3,000,000)	1.85
Forfeited	-	-
Unvested, November 30, 2017	21,250,000	$0.66

The aggregate fair value of stock options vested during the three months ended November 30, 2017 and the year ended August 31, 2017 were $5,545,200 and $16,234,693, respectively. As of November 30, 2017, the total unrecognized compensation cost related to unvested stock options was $14,012,789, which is expected to be recognized in the future periods.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended November 30, 2017 and 2016:

Three Months Ended
November 30,
	2017	2016
Expected term	4.09 - 6.48 years	1 year
Expected average volatility	177%-183%	196% - 203%
Expected dividend yield	-	-
Risk-free interest rate	1.17% - 2.25%	0.56% - 0.81%

NOTE 7 – CONVERTIBLE NOTES

The Company had the following convertible notes payable outstanding as of November 30, 2017 and August 31, 2017:

	November 30,	August 31,
	2017	2017
Convertible Notes - originated in September 2017	$1,660,000	$-
Convertible Notes - originated in October 2017	730,125	-
Convertible Notes - originated in November 2017	200,000	-
Less debt discount and debt issuance cost	(658,308)	-
	1,931,817	-
Less current portion of convertible notes payable	(1,931,817)	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $953,451 and $0 for the three months ended November 30, 2017 and 2016, respectively, which is included in interest expense in the statements of operations.

Convertible Notes – Issued during the three months ended November 30, 2017

During the three months ended November 30, 2017, the Company issued a total of $2,590,125 convertible notes with cash proceeds of $2,249,000, original issuance discount of $250,875 and financing fees of $90,250. The convertible notes were also provided with a total of 634,055 common shares and warrant units to purchase up to 78,000 shares of common stock at $1.75 exercise price. The terms of convertible notes are summarized as follows:

•	Term ranging from six months to one year;

•	Annual interest rates ranging from 0% to 12%;

•	Convertible at the option of the holders either at issuance or 180 days from issuance; and

•	Conversion prices are typically based on the discounted (70% discount) lowest trading prices of the Company’s shares during 20-25 days prior to the conversion, resulting in debt discount comprising derivative liabilities of $479,762 (see Note 8).

For the three months ended November 30, 2017 and 2016, the interest expense on convertible notes was $27,153 and $0, respectively. As of November 30, 2017 and August 31, 2017, the accrued interest payable was $27,153 and $0, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of November 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in November 30, 2017 and August 31, 2017:

	Three Months Ended November 30, 2017	Year Ended August 31, 2017
Expected term	0.01- 4.92 years	-
Expected average volatility	74% - 350%	-
Expected dividend yield	-	-
Risk-free interest rate	0.98%-2.14%	-

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	401,387
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	140,251
Addition of new derivative liabilities from reclass of warrants from additional paid in capital	2,078,065
Addition of new derivative liabilities recognized upon issuance of warrants	238,701
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	859,488
Gain on change in fair value of the derivative liabilities	(464,671)
Balance – November 30, 2017	$3,253,221

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible as of November 30, 2017 amounted to $3,253,221. During the three months ended November 30, 2017, $401,387 of the value assigned to the derivative liability was recognized as a debt discount to the convertible notes, $140,251 was recognized as a “day 1” derivative loss on convertible notes, $2,078,065 of new derivative liabilities recognized from reclass of additional paid in capital, $238,701 of new derivative liabilities was recognized upon issuance of warrants, $859,488 was recognized as a “day 1” derivative loss on warrants, and $464,671 was recorded as gain on change in fair value of derivative liability, respectively.

The following table summarizes the loss on derivative liability included in the income statement for the three months ended November 30, 2017 and 2016, respectively.

	Three Months Ended
	November 30,
	2017	2016
Day one loss due to derivative liabilities on convertible notes and warrants	$999,739	$-
Gain on change in fair value of the derivative liabilities	(464,671)	-
Loss on change in the fair value of derivative liabilities	$535,068	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

On February 1, 2017, the Company paid $49,200 for housing occupied by our Chief Executive Officer (see Note 10).

During the three months ended November 30, 2017 and 2016, the Company incurred management fees of $0 and $11,635, respectively, to directors and officers of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 7,700,000 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provides full ratchet anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. Through November 30, 2017, we had issued 8,665,140 shares of common stock to Air Lease Corporation and were obligated to issue an additional 518,658 shares of common stock.

Pursuant to our agreement with Jet Midwest Group entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, we issued to Jet Midwest Group 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group provides full ratchet anti-dilution protection to Jet Midwest Group. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through November 30, 2017, we had issued 1,250,000 shares of common stock to Jet Midwest Group and were obligated to issue an additional 219,508 shares of common stock.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”), for a three (3) year term, to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 410,000 shares of common stock and 1,000,000 warrants over a three year term. We issued 50,000 shares of common stock and 100,000 warrants upon execution of this agreement, and are to issue 10,000 shares of common stock and 25,000 warrants per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through November 30, 2017, we had issued 90,000 shares of common stock and 200,000 warrants to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $1.90. The warrants will have a cashless feature if the shares underlying the warrants are not effective for resale by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue an additional 20 million shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $5 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 and a total of at least $5 million on or before August 3, 2019. As of November 30, 2017, the Company has not made a contingency for these events.

Lease Commitment

In June 2016, we signed a lease agreement that commenced on July 1, 2016 for our corporate office headquarters with approximately 1,500 sq ft., at 4115 Guardian Street, Simi Valley, California 93063. The lease expired on August 31, 2017 and our monthly rent was $1,750 (plus HVAC charges), payable in equal monthly installments. In August 2017, the lease was extended by two years commencing September 1, 2017 at $1,803 per month (plus HVAC charges) for the first year and $1,857 per month (plus HVAC charges) for the second year.

On February 1, 2017, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2017 and expires on January 31, 2018. Our monthly rent is $4,100, payable in equal monthly installments. On February 1, 2017, the Company prepaid the $49,200, for the full term of the lease. As at November 30, 2017, we recognized $8,200 as a prepaid expense.

Total net rent expense related to our operating leases for the three months ended November 30, 2017 and 2016, was $5,355 and $5,250 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of November 30, 2017 are as follows:

Year ending August 31,
2018	$36,727
2019	22,284
2020	-
2021	-
2022	-
Thereafter	-
Total	$59,011

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to November 30, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

We issued units consisting of an aggregate of 528,950 shares of common stock and warrants to purchase 528,950 shares of common stock, exercisable for three years from issuance at a price range of $0.81 to $1.10 per share, for aggregate gross proceeds of $359,498.

We issued 1,482,200 shares of common stock upon the exercise of warrants for proceeds of $963,430. We subsequently issued 1,482,200 replacement warrants, exercisable for three years from issuance at exercise price of $0.81.

We issued convertible notes with an aggregate principal amount of $1,300,975. The Convertible Notes were issued with maturity dates ranging from six months to one year, annual interest rates of 0% to 8% and conversion prices equal to 70% of the lowest trading price of the Company’s Common Stock for the 25 days prior to the conversion date. In conjunction with these convertible notes, the Company issued 223,722 shares of common stock and warrants to purchase 18,000 shares of common stock, exercisable in five years at $1.75 per share.

Pursuant to our agreement with Brighton Capital, Ltd. (see Note 10), we issued 20,000 shares of common stock and a total of 50,000 warrants at an exercise price of $1.90 per share for a term of five years.

Pursuant to our agreement with Air Lease Corporation, we are now obligated to issue an additional 375,717 shares of common stock through January 4, 2018, after issuing 393,512 shares on December 15, 2017.

Pursuant to our agreement with Jet Midwest Group, we are now obligated to issue an additional 57,021 shares of common stock through January 4, 2018, after issuing 199,172 shares on December 15, 2017.

On December 28, 2017, the Company appointed Kevin L. Spence as its Chief Financial Officer, effective January 1, 2018. Pursuant to his employment agreement, the Company agreed to grant stock options to purchase at least 1,750,000 shares of the Company’s common stock on the effective date of the Employment Agreement, and on January 15 of each of 2018, 2019 and 2020, so long as he remains employed by the Company on those dates, at a per share exercise price of $0.01 above the closing price of the Company’s common stock for the January 2018 grant, $1.75 for the January 2019 grant and $2.50 for the January 2020 grant, in each case in accordance with the Company’s policies in effect from time to time and subject to approval of the board of directors.

On December 30, 2017, the Company expanded the size of its board of directors from two members to six, and elected Samuel Gulko, Karen Laustsen, James H. Leach and James C. Witham (the “new directors”) to fill the newly created vacancies on the Company’s board of directors, effective on such date. Also on December 30, 2017, the Company’s board of directors created three new committees of the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. In connection with the election of the new directors, Messrs. Gulko, Leach and Witham were appointed to serve on the audit committee, Ms. Laustsen and Messrs. Gulko and Leach were appointed to serve on the compensation committee and Messrs. Gulko, Leach and Witham were appointed to serve on the nominating and corporate governance committee. Each new director will receive an annual grant of an option to purchase 100,000 shares of the Company’s common stock, which such initial options having an exercise price equal to $1.98 per share and being fully vested and exercisable as of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical or current facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, proposed new products and services, research and development costs, granting of regulatory approvals, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products and services, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, and except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, prospective investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in, or implied by, the forward-looking statements due to a variety of factors, including, but not limited to:

•	our financial performance, including our history of operating losses;

•	our ability to obtain additional funding to continue our operations;

•	our ability to successfully develop, implement and commercialize the Infinitus Super HighwaySM (“Infinitus”);

•	our ability to enter into agreements with airlines that permit us to install our equipment on their aircraft;

•	our ability to enter into agreements with potential customers and purchasers;

•	changes in the regulatory environments of the United States and other countries in which we intend to operate;

•	our ability to attract and retain key management and other personnel;

•	competition from new market entrants and new technologies;

•	our ability to identify and pursue development of appropriate products; and

•

risks, uncertainties and assumptions described under Section 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and in any subsequent filings with the Securities and Exchange Commission (the “SEC”) and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report.

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

The Company

Airborne Wireless Network was formed as a Nevada corporation on January 5, 2011, with the name “Ample-Tee” to engage in the business of promoting, marketing, selling, and distributing hard to find ergonomic products for the physically disabled.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this quarterly report.

To date, we have not earned any revenue from operations.

Three Months Ended November 30, 2017 and 2016

Our operating results for the three months ended November 30, 2017 and 2016, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	November 30,
Statement of Operations Data:	2017	2016	Change

Revenue	$-	$-	$-
Total operating expenses	8,541,024	3,830,190	4,710,834
Other expenses	1,515,672	5	1,515,667
Net loss	$10,056,696	$3,830,195	$6,226,501

We did not earn revenue for the three months ended November 30, 2017 or 2016.

We incurred a net loss of $10.1 million for the three months ended November 30, 2017 as compared to a net loss of $3.8 million for the same period in 2016. The increase in net loss was due to an increase in operating expenses and other expenses. The increase in operating expenses was mainly attributed to the development of Infinitus starting in August 2016, stock-based compensation expense relates to common stock and warrants issued to consultants and debt holders, and professional fees for consulting, legal and accounting services. The increase in other expenses relates to change in fair value on derivative liabilities and interest expense from the issuance of convertible notes during the three months ended November 30, 2017.

We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the three months ended November 30, 2017 and 2016, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	November 30,
Operating Expenses:	2017	2016	Change

Marketing and branding	$1,089,280	$-	$1,089,280
Depreciation	2,088	-	2,088
General and administrative expenses	114,742	85,497	29,245
Management fees	-	11,635	(11,635)
Professional fees	857,285	208,733	648,552
Research and development	285,889	25,100	260,789
Salaries and wages	229,215	60,507	168,708
Stock-based compensation	5,962,525	3,438,718	2,523,807
Total operating expenses	$8,541,024	$3,830,190	$4,710,834

The principal reason for the increase in operating expenses was $5.9 million of stock-based compensation expenses incurred in the 2017 period compared to $3.4 million of stock-based compensation expenses incurred in the 2016 period. In the three months ended November 30, 2017, stock compensation expense included: (i) $165,000 in connection with the issuance of 125,146 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $27,000 in connection with the issuance of 20,336 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $39,000 in connection with the issuance of 30,000 shares of common stock and $94,000 in connection with the issuance of 75,000 shares of warrants to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $5.5 million with respect to employee stock options; and (v) $93,000 in connection with the issuance of 118,580 shares of warrants to consultants. In the three months ended November 30, 2016, stock compensation expense attributed to $3.4 million from employee stock options.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. During the three months ended November 30, 2017, the Company has increased its advertising and branding efforts and incurred $1.1 million advertising and branding expense; whereas, there were no such expenses incurred by the Company during the three months ended November 30, 2016.

Professional fees include fees to consultants, investor relations, and legal, accounting and compliance fees for our audit, SEC filings, securities offerings and contracts. During the three months ended November 30, 2017, the professional fees were $857,000 compared to $209,000 for the comparative period. The increase in professional fees mainly attributed to the increase in consulting fees related to business, strategic and software development and legal fees related to private placement and public offerings.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the three months ended November 30, 2017, research and development expense was $286,000, as compared to $25,000 during the same period in 2016.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses.

Our other expenses for the three months ended November 30, 2017 and 2016, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	November 30,
Other Expenses	2017	2016	Change

Interest expense	$980,604	$5	$980,599
Change in fair value of derivative liabilities	535,068	-	535,068
Total other expenses	$1,515,672	$5	$1,515,667

During the three months ended November 30, 2017, the Company has incurred $1,515,672 other expenses which include loss on change in fair value of derivative liabilities of $535,068 and interest expense of $980,604. The loss on change in fair value of derivative liabilities related to increase in the fair value of warrants and convertible notes calculated using Black Scholes option model and recorded as a derivative liability. The interest expense includes amortization of debt discount and interest incurred on convertible notes issued during the three months ended November 30, 2017. For the three months ended November 30, 2016, other expense only includes $5 interest expense.

Liquidity and Capital Resources

November 30, 2017 and August 31, 2017

	November 30,	August 31,
Balance Sheet Data:	2017	2017

Cash	$164,293	$217,694
Working capital (deficiency)	$(4,982,829)	$81,229
Total assets	$841,249	$528,326
Total liabilities	$5,792,362	$421,749
Total stockholders’ equity (deficit)	$(4,951,113)	$106,577

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. During the three months ended November 30, 2017, we relied primarily on proceeds from the issuances of securities, including the following: (i) $484,000 from the issuance of units that included an aggregate of 431,080 shares of common stock and warrants to purchase an additional 431,080 shares of common stock that expire in one to five years from the sale date at prices ranging from $0.91 to $2.05 per share; and (ii) $2.2 million from the issuance of convertible notes.

Accordingly, we must obtain additional financing to continue operations at our current level. We believe that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, it would be available on terms generally as favorable as terms of recent financings.

Subsequent to November 30, 2017, we obtained $2,079,150 in additional capital. We issued units consisting of an aggregate of 528,950 shares of common stock and warrants to purchase 528,950 shares of common stock, exercisable for three years from issuance at a price range of $0.81 to $1.10 per share, for aggregate gross proceeds of $359,498. We issued 1,482,200 shares of common stock for the exercise of warrants for proceeds of $963,430. We then issued 1,482,200 replacement warrants, exercisable for three years from issuance at exercise price of $0.81. In addition, we issued convertible notes in the total amount of $1,300,975 which provides cash proceeds of $1,112,500. The Convertible Notes have maturity dates ranging from six months to one year, annual interest rate at 0% to 8% and a conversion price equal to 70% of the lowest trading price of the Company’s Common Stock for the 25 days prior to the conversion. In conjunction with these convertible notes, the Company issued 223,722 shares of common stock and warrants to purchase 18,000 shares of common stock, exercisable in five years at $1.75 per share.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with an upcoming two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the laser underlying the Company’s patent application filed on July 25, 2017, and a larger airborne test involving up to approximately 20 commercial aircraft that we anticipate may occur during the next 12 to 18 months, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding.

The following table sets forth certain information about our cash flow during the three months ended November 30, 2017 and 2016:

	Three Months Ended
	November 30,
Cash Flow Data:	2017	2016	Change

Cash Flows used in Operating Activities	$(2,777,945)	$(468,965)	$(2,308,980)
Cash Flows used in Investing Activities	(8,456)	(3,419)	(5,037)
Cash Flows provided by Investing Activities	2,733,000	1,747,615	985,385
Net Increase (decrease) in Cash During Period	$(53,401)	$1,275,231	$(1,328,632)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended November 30, 2017, net cash flows used in operating activities were $2,777,945, consisting of a net loss of $10,056,696, which was reduced by adding back stock-based compensation of $5,962,525, loss on change in fair value of derivative liabilities of $535,068, amortization of debt discount of $953,451, depreciation of $2,088 and was increased from a net change in operating assets and liabilities of $174,381. Unless and until we general revenue from Infinitus, we expect to continue to generate net losses.

For the three months ended November 30, 2016, net cash flows used in operating activities were $468,965, consisting of a net loss of $3,830,195 and was reduced by stock -based compensation of $3,438,718 and an increase in accounts payable of $44,650 and was increased by an increase in prepaid expenses of $122,138.

Cash Flows from Investing Activities

For the three months ended November 30, 2017, we acquired $8,456 of office and computer equipment. For the three months ended November 30, 2016, we acquired $3,419 of office and computer equipment.

Cash Flows from Financing Activities

For the three months ended November 30, 2017, net cash flows provided by financing activities was $2,733,000, consisting of proceeds from issuance of convertible notes of $2,249,000 and proceeds from issuance of common stock and warrants of $484,000.

For the three months ended November 30, 2016, net cash flows provided by financing activities was $1,747,615, consisting of proceeds from issuance of common stock of $1,708,000 and loans from related parties of $39,615.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The material estimates for our company are that of income tax valuation allowance recorded for deferred tax assets and stock-based compensation. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2017 and 2016 was estimated using our common stock for convertible notes and the average historical volatility of three public companies offering services similar to ours for warrants and stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $47,185,525 through November 30, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $285,889 and $25,100 were incurred for the three months ended November 30, 2017 and 2016, respectively.

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

Share-based expense totaled $5,962,525 and $3,438,718 for the three months ended November 30, 2017 and 2016, respectively.

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Also, refer to Note 2 - Significant Accounting Policies and Note 8 - Derivative Liabilities in the unaudited financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of November 30, 2017 from those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2017.

The material weaknesses in our internal control over financial reporting as of November 30, 2017, are as follows:

1.

We lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions;

2.	We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process;

3.	Inadequate segregation of duties consistent with control objectives;

4.	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

5.	Ineffective controls over period end financial disclosure and reporting processes.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establish a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

Form an audit committee (which formation occurred after the end of the period ended November 30, 2017) that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, except as set forth below.

We have outstanding convertible notes with fluctuating conversion rates that are set at a discount to market prices of our common stock during the period immediately preceding conversion, which may result in material dilution to our common stockholders.

As of November 30, 2017, we had outstanding unsecured convertible notes issued to a number of unrelated third parties in the aggregate principal amount of approximately $2.4 million. These unsecured convertible notes are convertible into shares of our common stock at a price per share equal to 70% of the lowest price at which our common stock traded during the 20 or 25 days preceding the conversion date. This could result in material dilution to existing stockholders of our Company. Because the conversion price is based upon the trading prices of our common stock at the time of conversion, the number of shares of common stock into which the notes may be converted may increase without an upper bound. If the trading prices of the common stock are low when the conversion price of the convertible notes is determined, we would be required to issue a higher number of shares of our common stock to the converting noteholder, which could cause substantial dilution to our stockholders. In addition, if any or all of the holders of our convertible notes convert and then sell our common stock, this could result in an imbalance of supply and demand for our common stock and reduce our stock price. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion, resulting in further dilution to our stockholders. Because a market price-based conversion formula can lead to dramatic stock price reductions and corresponding negative effects on both a company and its stockholders, convertible security financings with market price-based conversion ratios have colloquially been called “floorless,” “toxic,” “death spiral,” and “ratchet” convertibles.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the unregistered sales of equity securities completed during the three months ended November 30, 2017 that were previously reported in Current Reports on Form 8-K filed with the SEC, the Company also completed the following unregistered sales of common equity.

From September 1, 2017 to October 17, 2017, we issued an aggregate of 431,080 units at an approximate price of $1.12 per unit for aggregate gross proceeds of $484,000. Each unit consists of one common share of the Company and an additional share purchase warrant exercisable for one share of common stock for a period of one to five years from issuance at a price range of $0.91 to $2.05 per share. Of the 431,080 units issued, 18,870 were issued to three (3) subscribers in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and 412,210 units were issued to five (5) offshore subscribers pursuant to Regulation S under the Securities Act.

On or about September 5, 2017, as compensation for services to be provided, we issued to Brighton Capital 10,000 shares of our common stock valued at $1.60 per share. Brighton Capital represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about October 5, 2017, as compensation for services to be provided, we issued to Brighton Capital 10,000 shares of our common stock valued at $0.96 per share. Brighton Capital represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On September 20, 2017, we issued (i) 165,000 shares of our common stock as settlement of notes payable of $206,250; (ii) 165,000 shares of our common stock as settlement of notes payable of $206,250; and (iii) 100,000 shares of our common stock as settlement of notes payable of $138,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On October 2, 2017, we issued 66,000 shares of our common stock as settlement of notes payable of $74,646. The foregoing shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On October 10, 2017, we issued 82,500 shares of our common stock as settlement of notes payable of $78,375. The foregoing shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On October 30, 2017, we issued 55,555 shares of our common stock as settlement of notes payable of $77,221. The foregoing shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about November 11, 2017, as compensation for services to be provided, we issued to Brighton Capital 10,000 shares of our common stock valued at $1.29 per share. Brighton Capital represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 7,700,000 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provides full ratchet anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. During the three months ended November 30, 2017, we were obligated to issue an additional 125,416 shares of common stock. The shares of common stock being issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

Pursuant to our agreement with Jet Midwest Group entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, we issued to Jet Midwest Group 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group provides full ratchet anti-dilution protection to Jet Midwest Group. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. During the three months ended November 30, 2017, we were obligated to issue an additional 20,336 shares of common stock. The shares of common stock being issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act .

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, effective as of July 31, 2017	8-K	3.1	08/02/2017
3.2	Amended and Restated Bylaws effective as of July 30, 2017	8-K	3.2	08/02/2017
4.1	Promissory Note, dated September 15, 2017, issued by Airborne Wireless Network to Black Mountain Equities, Inc.	8-K	4.1	09/29/2017
4.2	8% Convertible Promissory Note due September 19, 2018, dated September 19, 2017, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	09/29/2017
4.3	8% Convertible Promissory Note due September 19, 2018 Back End Note, dated September 19, 2017, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.3	09/29/2017
4.4	8% Convertible Redeemable Note due September 25, 2018, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.4	09/29/2017

4.5	8% Convertible Redeemable Note due September 25, 2018, Back End Note 1, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.5	09/29/2017
4.6	8% Convertible Redeemable Note due September 25, 2018, Back End Note 2, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.6	09/29/2017
4.7	8% Convertible Redeemable Note due September 25, 2018, Back End Note 3, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.7	09/29/2017
4.8	8% Convertible Redeemable Note due September 25, 2018, Back End Note 4, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.8	09/29/2017
4.9	8% Convertible Redeemable Note due September 25, 2018, Back End Note 5, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.9	09/29/2017
4.10	8% Convertible Redeemable Note due September 25, 2018, issued by Airborne Wireless Network to Eagle Equities, LLC, LLC	8-K	4.10	09/29/2017
4.11	8% Convertible Redeemable Note due September 25, 2018, Back End Note 1, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.11	09/29/2017
4.12	8% Convertible Redeemable Note due September 25, 2018, Back End Note 2, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.12	09/29/2017
4.13	8% Convertible Redeemable Note due September 25, 2018, Back End Note 3, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.13	09/29/2017
4.14	8% Convertible Redeemable Note due September 25, 2018, Back End Note 4, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.14	09/29/2017
4.15	8% Convertible Redeemable Note due September 25, 2018, Back End Note 5, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.15	09/29/2017

4.16	8% Convertible Redeemable Note due October 2, 2018, issued by Airborne Wireless Network to GS Capital Partners, LLC	8-K	4.1	10/06/2017
4.17	8% Convertible Redeemable Note due October 2, 2018 Back End Note 1, issued by Airborne Wireless Network to GS Capital Partners, LLC	8-K	4.2	10/06/2017
4.18	8% Convertible Redeemable Note due October 2, 2018 Back End Note 2, issued by Airborne Wireless Network to GS Capital Partners, LLC	8-K	4.3	10/06/2017
4.19	Promissory Note dated October 3, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	4.4	10/06/2017
4.20	Convertible Promissory Note due July 30, 2018, issued by Airborne Wireless Network to Einstein Investments LLC	8-K	4.1	11/03/2017
4.21	Convertible Promissory Note due August 1, 2018, issued by Airborne Wireless Network to Auctus Fund, LLC	8-K	4.2	11/03/2017
4.22	12% Convertible Promissory Note due November 29, 2018, issued by Airborne Wireless Network to JSJ Investments Inc.	8-K	4.1	12/05/2017
4.23	8% Convertible Promissory Note due December 22, 2018, Note No. 1, issued by Airborne Wireless Network to Bellridge Capital, LP	8-K	4.1	12/29/2017
4.24	8% Convertible Promissory Note due December 22, 2018, Note No. 2, issued by Airborne Wireless Network to Bellridge Capital, LP	8-K	4.2	12/29/2017
4.25	Convertible Promissory Note due September 22, 2018, issued by Airborne Wireless Network to Einstein Investments, LLC	8-K	4.3	12/29/2017
4.26	Promissory Note due May 22, 2018, issued by Airborne Wireless Network to Lucas Hoppel	8-K	4.4	12/29/2017
4.27	8% Convertible Redeemable Note due December 29, 2019, Back End Note 1, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.1	01/02/2018
4.28	8% Convertible Redeemable Note due December 29, 2019, Back End Note 2, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.2	01/02/2018
4.29	8% Convertible Redeemable Note due December 29, 2019, Back End Note 3, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.3	01/02/2018

4.30	8% Convertible Redeemable Note due December 29, 2019, Back End Note 4, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.4	01/02/2018
4.31	8% Convertible Redeemable Note due December 29, 2019, Back End Note 5, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.5	01/02/2018
4.32	8% Convertible Redeemable Note due December 29, 2019, Back End Note 1, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.6	01/02/2018
4.33	8% Convertible Redeemable Note due December 29, 2019, Back End Note 2, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.7	01/02/2018
4.34	8% Convertible Redeemable Note due December 29, 2019, Back End Note 3, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.8	01/02/2018
4.35	8% Convertible Redeemable Note due December 29, 2019, Back End Note 4, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.9	01/02/2018
4.36	8% Convertible Redeemable Note due December 29, 2019, Back End Note 5, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.10	01/02/2018
4.37	8% Convertible Redeemable Note due December 29, 2019, Back End Note, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.11	01/02/2018
4.38	8% Convertible Redeemable Note due December 29, 2019, Back End Note, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.12	01/02/2018
10.1	Securities Purchase Agreement, dated September 15, 2017, between Airborne Wireless Network and Black Mountain Equities, Inc.	8-K	10.1	09/29/2017
10.2	Warrant to Purchase Shares of Common Stock, dated September 15, 2017, issued by Airborne Wireless Network to Black Mountain Equities, Inc.	8-K	10.2	09/29/2017
10.3	Securities Purchase Agreement, dated September 19, 2017, between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.3	09/29/2017
10.4	Securities Purchase Agreement, dated September 25, 2017, between Airborne Wireless Network and Adar Bays, LLC	8-K	10.4	09/29/2017

10.5	Securities Purchase Agreement, dated September 25, 2017, between Airborne Wireless Network and Eagle Equities, LLC	8-K	10.5	09/29/2017
10.6	Securities Purchase Agreement, dated October 2, 2017, between Airborne Wireless Network and GS Capital Partners, LLC	8-K	10.1	10/06/2017
10.7	Securities Purchase Agreement, dated October 3, 2017, between Airborne Wireless Network and Lucas Hoppel	8-K	10.2	10/06/2017
10.8	Warrant to Purchase Shares of Common Stock, dated October 3, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	10.3	10/06/2017
10.9	Securities Purchase Agreement, dated November 1, 2017, between Airborne Wireless Network and Auctus Fund, LLC	8-K	10.1	11/03/2017
10.10	Securities Purchase Agreement, dated December 22, 2017, by and between Airborne Wireless Network and Bellridge Capital LP	8-K	10.1	12/29/2017
10.11	Securities Purchase Agreement, dated December 22, 2017, between Airborne Wireless Network and Lucas Hoppel	8-K	10.2	12/29/2017
10.12	Warrant to Purchase Shares of Common Stock, dated December 22, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	10.3	12/29/2017
10.13	Services Agreement, dated December 26, 2017, between Airborne Wireless Network and Intellicom Technologies, Ltd.	8-K	10.1	01/02/2018
10.14	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Adar Bays, LLC	8-K	10.1	01/02/2018
10.15	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Eagle Equities, LLC	8-K	10.2	01/02/2018
10.16	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Adar Bays, LLC	8-K	10.3	01/02/2018
10.17	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Eagle Equities, LLC	8-K	10.4	01/02/2018

10.18	Letter Acknowledgement, dated December 29, 2017 from Airborne Wireless Network to Adar Bays, LLC	8-K	10.5	01/02/2018
10.19†	Employment Agreement, dated as of December 28, 2017, between Airborne Wireless Network and Kevin L. Spence	8-K	10.1	01/03/2018
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith
†	Management contract or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRBORNE WIRELESS NETWORK

Dated: January 9, 2018	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer
(Principal Executive Officer)

Dated: January 9, 2018	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

