Form 10-Q
period 2018-02-28
AIRBORNE WIRELESS NETWORK
filed 2018-04-09
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

The number of shares outstanding of the issuer’s common stock, as of April 9, 2018, was 97,582,620.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

3

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$205,163	$217,694
Prepaid expenses and other assets	748,988	285,284
Total Current Assets	954,151	502,978

Property and equipment, net	36,555	25,348

Total Assets	$990,706	$528,326

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$692,310	$421,749
Accrued interest	92,521	-
Convertible notes payable, net of unamortized debt discount of $2,145,562 and $0, respectively	2,375,871	-
Derivative liabilities	7,841,703	-
Total Current Liabilities	11,002,405	421,749

Total Liabilities	11,002,405	421,749

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized; 96,404,793 and 90,589,154 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	96,405	90,589
Additional paid-in capital	75,474,017	37,144,817
Accumulated deficit	(85,582,121)	(37,128,829)
Total Stockholders' Equity (Deficit)	(10,011,699)	106,577

Total Liabilities and Stockholders' Equity (Deficit)	$990,706	$528,326

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended,
	February 28,		February 28,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Marketing and branding	1,882,452	546,289	2,971,732	606,177
Depreciation	2,464	729	4,552	729
General and administrative expenses	205,290	30,018	320,032	75,627
Management fees	42,000	-	42,000	11,635
Professional fees	1,143,232	550,918	2,000,517	759,651
Research and development	284,053	315,551	569,942	320,651
Salaries and wages	250,064	147,684	479,279	208,191
Stock based compensation	31,998,849	14,270,634	37,961,374	17,709,352
Total operating expenses	35,808,404	15,861,823	44,349,428	19,692,013

Operating Loss	(35,808,404)	(15,861,823)	(44,349,428)	(19,692,013)

Other expenses
Interest expense	(581,304)	(145)	(1,561,908)	(150)
Change in fair value of derivative liabilities	(2,006,888)	-	(2,541,956)	-
Total other expense	(2,588,192)	(145)	(4,103,864)	(150)

Net Loss	$(38,396,596)	$(15,861,968)	$(48,453,292)	$(19,692,163)

Net loss per common share – basic and diluted	$(0.40)	$(0.19)	$(0.52)	$(0.25)

Weighted average number of common shares outstanding	94,970,543	82,072,013	93,255,344	78,560,417

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of, August 31, 2016	74,097,796	$74,098	$51,108	(215,870)	$(90,664)

Common stock units for cash	4,104,998	4,105	4,715,268	-	4,719,373
Common stock issued for exercise of warrants	1,152,000	1,152	1,438,848	-	1,440,000
Common stock issued for services	10,894,480	10,894	13,902,182	-	13,913,076
Conversion of related party loans to common shares	339,880	340	574,058	-	574,398
Stock options issued to employees	-	-	16,234,692	-	16,234,692
Stock warrants issued for services	-	-	228,661	-	228,661
Net loss	-	-	-	(36,912,959)	(36,912,959)
Balance as of, August 31, 2017	90,589,154	90,589	37,144,817	(37,128,829)	106,577

Common stock units for cash	1,312,722	1,313	1,078,686	-	1,079,999
Common stock issued for exercise of warrants	2,314,615	2,315	1,589,809		1,592,124
Common stock issued for services	824,970	825	1,473,873	-	1,474,698
Common stock issued in conjunction with convertible notes	1,363,332	1,363	2,392,055	-	2,393,418
Stock options issued to employees and consultants	-	-	30,930,938	-	30,930,938
Net reduction of derivative liability from exercise of warrants	-	-	863,839	-	863,839
Net loss	-	-	-	(48,453,292)	(48,453,292)
Balance as of, February 28, 2018	96,404,793	$96,405	$75,474,017	(85,582,121)	$(10,011,699)

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(Unaudited)

	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,453,292)	$(19,692,163)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,552	729
Stock-based compensation	37,961,374	17,709,352
Amortization of debt discount included in interest expense	1,469,387	-
Change in fair value of derivative liabilities	2,541,956	-
(Increase) decrease in operating assets:
Prepaid expenses and other assets	(463,704)	(521,645)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	270,561	481,501
Accrued interest	92,521	-
Line of credit	-	(1,884)
Net Cash Used in Operating Activities	(6,576,645)	(2,024,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,759)	(27,078)
Net Cash Used in Investing Activities	(15,759)	(27,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes to related parties	-	58,115
Proceeds from issuance of convertible notes	3,907,750	-
Proceeds from issuance of common stock units	1,079,999	1,742,170
Proceeds from exercise of warrants	1,592,124	940,000
Net Cash Provided by Investing Activities	6,579,873	2,740,285

Net increase (decrease) in cash and cash equivalents	(12,531)	689,097
Cash and cash equivalents, beginning of period	217,694	809
Cash and cash equivalents, end of period	$205,163	$689,906

Supplemental cash flow information:
Cash paid for interest	$-	$5
Cash paid for taxes	$800	$800

Non-cash financing transactions:
Derivative liabilities recognized as debt discount	$476,387	$-
Common shares and warrants issued in conjunction with convertible notes recognized as debt discount	$2,524,879	$-
Derivative liabilities from warrant valuations	$2,078,065	$-
Reduction of derivative liabilities from exercise of warrants	$2,905,132	$-
Common stock issued for services	$1,474,698	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2018

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

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

Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $44,349,428 during the period ended February 28, 2018 and has an accumulated deficit of $85,582,121 as of February 28, 2018.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 14, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2018 and August 31, 2017 the Company had $205,163 and $217,694 in cash and cash equivalents, respectively.

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

The Company issued 40 million shares of common stock (approximately 26% of its outstanding common stock on issuance) for the acquisition of certain intellectual property. Subsequent to the transferor’s receipt of the consideration shares, 80,000,000 shares held by Mr. Daniels were cancelled without consideration to the Company in August 2016 (for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors), thereby increasing the transferor’s beneficial ownership of the Company’s common stock to over 50%. Accordingly, the intellectual property was recorded on the Company’s books at its historical cost of $0. To further substantiate the valuation and due to the lack of readily available market information, the Company hired an independent third-party firm to perform a valuation on the acquired intangible assets. It was concluded that the intellectual property had nominal current value because future net economic benefit could not be reasonably estimated. This firm employed, but ultimately excluded or discounted the following methods of valuation: cost calculation, replacement value, relief from royalty-IP value and fair exchange. It was determined that the intellectual property had nominal current value because (i) the patent had fewer than three years left until expiration, (ii) management projections indicated approximately $582.8 million in capital was required to bring the proposed products/services to market, (iii) the Company, as of the valuation date, had no revenues, a limited business plan, no committed source of funding, a limited workforce and other limitations and (iv) the Company had limited or no contracts in place for personnel, customers or vendors to implement its business plan. As a result of further stock issuances by the Company, on and after February 28, 2017, the transferor held less than 50% of the outstanding common stock of the Company. Further, in July 2017, the transferor dividended all of such shares among its shareholders and thus, no longer has direct ownership in the Company.

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

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2018, and August 31, 2017, measured at fair value on a recurring basis:

February 28, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$7,841,703	$7,841,703

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $569,942 and $320,651 were incurred for the six months ended February 28, 2018 and 2017, respectively.

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

Stock-based compensation incurred for the six months ended February 28, 2018 and 2017, respectively, are summarized as follows:

	Six Months Ended
	February 28,
	2018	2017
Stock options issued to employees, strategic service provider and consultants	$30,930,938	$5,138,619
Stock warrants issued to investors and consultants	5,555,738	2,098,733
Common stock issued to strategic service providers and consultants	1,474,698	10,472,000
Total	$37,961,374	$17,709,352

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

The Company’s deferred tax assets and liabilities are comprised primarily of differences between the book and tax valuation of derivative liabilities, resulting debt discounts and warrant and option valuations, in addition to Net Operating Loss carryforwards for Federal and State income tax purposes.  Net deferred tax assets and liabilities are offset in their entirety by a valuation allowance due to the uncertainty of their realization.

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

Prepaid expenses consisted of the following at February 28, 2018 and August 31, 2017:

	February 28,	August 31,
	2018	2017
Legal and regulatory fees	$68,628	$94,573
Advertising and promotion	559,000	164,667
Rent expense	49,610	22,250
Professional fees	71,750	3,794
	$748,988	$285,284

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at February 28, 2018 and August 31, 2017:

	February 28,	August 31,
	2018	2017
Trade Payables	$677,026	$334,132
Credit Card Payable	9,804	56,501
Payroll Liabilities	-	25,636
Other Payable	5,480	5,480
Total accounts payable and accrued liabilities	$692,310	$421,749

NOTE 5 – EQUITY

Authorized Stock

The Company is authorized to issue an aggregate of 350,000,000 common shares and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuances

During the six months ended February 28, 2018, the Company issued 5,815,639 shares of common stock, as follows:

•

1,312,722 units for aggregate proceeds of $1,079,999. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable for a period ranging from one to five years from issuance, at a price range of $0.81 to $2.05 per share.

•	2,314,615 shares of common stock issued for the exercise of warrants for proceeds of $1,592,124.

•	676,230 shares of common stock to strategic service providers, for services valued at $1,176,135.

•	148,740 shares of common stock to a consultant, for services valued at $298,563.

•

1,363,332 shares of common stock in conjunction with the issuance of convertible notes. The common shares were valued at $2,393,418 based on quoted market prices of the Company’s stock on the date of each share issuance.

As at February 28, 2018 and August 31, 2017, the Company had 96,404,793 and 90,589,154 shares of common stock issued and outstanding, respectively.

Warrants

The below table summarizes warrant activity during the six months ended February 28, 2018 and the year ended August 31, 2017:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Granted	4,229,998	1.52
Exercised	(1,152,000)	1.25
Forfeited	-	-
Balances as of August 31, 2017	3,077,998	$1.63
Granted	4,162,952	0.97
Exercised	(2,314,615)	1.33
Forfeited	-	-
Balances as of February 28, 2018	4,926,335	$1.21

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended February 28, 2018 and 2017:

Six Months Ended
February 28,
	2018	2017
Exercise price	$0.65 - $2.60	$1.25 - $3.25
Expected term	3 - 5 years	1 year
Expected average volatility	176%-189%	196% - 216%
Expected dividend yield	-	-
Risk-free interest rate	1.46% - 2.66%	0.66% - 0.90%

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
4,926,335	2.44	$1.21	4,926,335	$1.21

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at February 28, 2018, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of February 28, 2018, the aggregate intrinsic value of warrants outstanding was approximately $857,167 based on the closing market price of $1.98 on February 28, 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note on September 15, 2017, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options. On September 15, 2017, the Company revalued the fair value on the 3,415,498 units of share purchase warrants granted prior to September 15, 2017 at $2,937,553 based on Black-Scholes option valuation model and reclassified the previously determined fair value of $2,078,065 on the date of grant for each warrant unit from additional paid-in capital to derivative liabilities, resulting in loss on warrants of $859,448 included in change in fair value of derivatives liabilities (see Note 8).

NOTE 6 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

Equity Compensation not approved by security holders

During the six months ended February 28, 2018 and the year ended August 31, 2017, options to purchase 15,464,031 and 28,300,000 shares of our common stock had been granted to our directors, officers, employees, consultants and strategic service provider under equity compensation not approved by security holders.

Options issued had the following terms:

	Six Months Ended	Year Ended
	February 28,	August 31,
	2018	2017
Exercise price	$1.50 - $2.50	$0.75 - $3.75
Time to vest	On issuance – 4 years	On issuance – 4 years
Expiration after vesting	5 years	3 years – 5 years

2017 Equity Incentive Plan

On July 30, 2017, the Board of Directors of the Company approved, and on July 31, 2017 the shareholders of the Company approved, the Airborne Wireless Network 2017 Stock Option Plan (the “2017 Plan”). The 2017 Plan permits the Company to issue up to 10,000,000 shares of common stock upon exercise of options granted to selected employees, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or options that are not intended to qualify as “incentive stock options” (these are referred to as “non-qualified options”). Incentive stock options may be granted only to employees. The 2017 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% Shareholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% shareholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2017 Plan will expire on December 31, 2026.

On December 30, 2017, the Company granted options to directors (see below) to purchase an aggregate of 400,000 shares of our common stock at a price of $1.98 per share vesting immediately on December 31, 2017. The options expire December 29, 2022, unless such director ceases his or her service as a director prior the exercise or expiration of the option.

As of February 28, 2018, there were 9,600,000 shares available for future grant under the 2017 Plan.

Stock Options

During the period ended February 28, 2018 and the year ended August 31, 2017, the Company granted options with an aggregate fair value of $32,996,834 and $33,314,610, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of stock option activity during the six months ended February 28, 2018 and the year ended August 31, 2017:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	4,550,000	$1.32	$2,550,380	$1,919,000
Granted	23,800,000	1.97	33,314,610	6,021,500
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2017	28,350,000	$1.86	$35,864,990	$7,940,500
Granted	15,864,031	1.99	32,996,834	2,085,621
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of February 28, 2018	44,214,031	$1.91	$68,861,824	$10,026,121

The following table summarizes information relating to exercisable stock options as of February 28, 2018:

Options Exercisable
Number	Weighted Average
of Shares	Exercise Price
22,464,031	$1.59

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options exercisable at February 28, 2018. As of February 28, 2018, the aggregate intrinsic value of stock options outstanding was approximately $10,026,121 based on the closing market price of $1.98 on February 28, 2018.

Weighted-average grant-date fair value for non-vested stock options as of February 28, 2018 and August 31, 2017 were listed as follows:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested, August 31, 2016	4,500,000	$0.56
Granted	23,800,000	1.40
Vested	(4,050,000)	1.27
Forfeited	-	-
Unvested, August 31, 2017	24,250,000	$1.27
Granted	15,864,031	2.08
Vested	(18,364,031)	1.59
Forfeited	-	-
Unvested, February 28, 2018	21,750,000	$1.59

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended February 28, 2018 and 2017:

Six Months Ended
February 28,
	2018	2017
Expected term	4.84 years – 5.88 years	1 - 5 years
Expected average volatility	175% - 176%	176% - 189%
Expected dividend yield	-	-
Risk-free interest rate	2.20% - 2.35%	1.42% - 2.01%

The total fair values of stock options that vested during the period ended February 28, 2018 and year ended August 31, 2017 were $30,930,938 and $16,234,697, respectively.

As of February 28, 2018, there was $21,623,880 of total unrecognized compensation cost related to non vested stock options granted. The Company expects to recognize that cost over a remaining weighted average period of 6.38 years as of February 28, 2018.

NOTE 7 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as of February 28, 2018 and August 31, 2017:

	February 28,	August 31,
	2018	2017
Convertible Notes - originated in September 2017	$1,660,000	$-
Convertible Notes - originated in October 2017	730,125	-
Convertible Notes - originated in November 2017	200,000	-
Convertible Notes - originated in December 2017	1,300,975	-
Convertible Notes - originated in January 2018	408,333	-
Convertible Notes - originated in February 2018	222,000	-
Less debt discount and debt issuance cost	(2,145,562)	-
	2,375,871	-
Less current portion of convertible notes payable	(2,375,871)	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $1,469,387 and $0 for the six months ended February 28, 2018 and 2017, respectively, which is included in interest expense in the statements of operations.

Convertible Notes – Issued during the six months ended February 28, 2018

During the six months ended February 28, 2018, the Company issued a total principal amount of $4,521,433 convertible notes for cash proceeds of $3,907,750, after deducting an original issuance discount of $444,933 and financing fees of $168,750. The convertible notes were also provided with a total of 1,363,332 common shares and warrant units to purchase up to 96,000 shares of common stock at a $1.75 exercise price per share. The terms of convertible notes are summarized as follows:

•	Term ranging from six months to two years;

•	Annual interest rates ranging from 0% to 12%;

•	Convertible at the option of the holders either at issuance or 180 days from issuance; and

•

Conversion prices are typically based on the discounted (70% discount) lowest trading prices of the Company’s shares during 20-25 days prior to the conversion, resulting in debt discount comprising derivative liabilities of $554,762 (see Note 8).

For the six months ended February 28, 2018 and 2017, the interest expense on convertible notes was $92,521 and $0, respectively. As of February 28, 2018 and August 31, 2017, the accrued interest payable was $92,521 and $0, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of February 28, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in February 28, 2018 and August 31, 2017:

	Six Months Ended	Year Ended
	February 28, 2018	August 31, 2017
Expected term	0.10- 4.93 years	-
Expected average volatility	49% - 350%	-
Expected dividend yield	-	-
Risk-free interest rate	0.98%-2.66%	-

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	476,387
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	282,093
Addition of new derivative liabilities from reclass of warrants from additional paid in capital	2,078,065
Addition of new derivative liabilities recognized upon issuance of warrants	5,650,426
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	859,488
Reduction of derivative liabilities from exercise of warrants	(2,905,131)
Loss on change in fair value of the derivative liabilities	1,400,375
Balance - February 28, 2018	$7,841,703

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible as of February 28, 2018 amounted to $7,841,703. During the six months ended February 28, 2018, $476,387 of the value assigned to the derivative liability was recognized as a debt discount to the convertible notes, $282,093 was recognized as a “day 1” derivative loss on convertible notes, $2,078,065 of new derivative liabilities recognized from reclass of additional paid in capital, $5,650,426 of new derivative liabilities was recognized upon issuance of warrants, $859,488 was recognized as a “day 1” derivative loss on warrants, $2,905,131 of derivative liabilities was a reclassification to additional paid in capital upon exercise of warrants, and $1,400,375 was recorded as loss on change in fair value of derivative liability.

The following table summarizes the loss on derivative liability included in the income statement for the six months ended February 28, 2018 and 2017, respectively.

	Six Months Ended
	February 28,
	2018	2017
Day one loss due to derivative liabilities on convertible notes and warrants	$1,141,581	$-
Loss on change in fair value of the derivative liabilities	1,400,375	-
Total loss on change in the fair value of derivative liabilities	$2,541,956	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

On February 1, 2018, the Company paid $54,120 for housing occupied by our Chief Executive Officer (see Note 10).

During the six months ended February 28, 2018 and 2017, the Company incurred management fees of $0 and $11,635, respectively, to directors and officers of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 7,700,000 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provides full ratchet anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. Through February 28, 2018, we had issued 9,058,652 shares of common stock to Air Lease Corporation and were obligated to issue an additional 582,687 shares of common stock.

Pursuant to our agreement with Jet Midwest Group, LLC entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, LLC, we issued to Jet Midwest Group, LLC 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through February 28, 2018, we had issued 1,449,172 shares of common stock to Jet Midwest Group, LLC and were obligated to issue an additional 93,543 shares of common stock. Jet Midwest Group, LLC has sought protection from creditors under the bankruptcy code. The Company is evaluating how and whether the bankruptcy will impact its obligation to continue issuing shares to Jet Midwest Group, LLC.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”) for a three (3) year term to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 410,000 shares of common stock and 1,000,000 warrants over a three-year term. We issued 50,000 shares of common stock and 100,000 warrants upon execution of this agreement, and are to issue 10,000 shares of common stock and 25,000 warrants per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through February 28, 2018, we had issued 120,000 shares of common stock and 275,000 warrants to purchase common stock to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $1.90 per share. The warrants have a cashless exercise feature that can be utilized if the shares underlying the warrants cannot be resold under an effective registration statement filed with the Securities and Exchange Commission by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue an additional 20 million shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. As of February 28, 2018, the Company has not made a contingency for these events, but has expensed these costs, as incurred, which have exceeded the commitment.

Lease Commitment

In June 2016, we signed a lease agreement that commenced on July 1, 2016 for our corporate office headquarters with approximately 1,500 square feet, at 4115 Guardian Street, Simi Valley, California 93063. The lease expired on August 31, 2017 and our monthly rent was $1,750 (plus HVAC charges), payable in equal monthly installments. In August 2017, the lease was extended by two years commencing September 1, 2017 at $1,803 per month (plus HVAC charges) for the first year and $1,857 per month (plus HVAC charges) for the second year.

On February 1, 2018, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2018 and expires on January 31, 2019. Our monthly rent is $4,510, payable in equal monthly installments. On February 1, 2018, the Company prepaid the $54,120, for the full term of the lease. As at February 28, 2018, we recognized $49,610 as a prepaid expense.

Total net rent expense related to our operating leases for the six months ended February 28, 2018 and 2017, was $25,010 and $4,100 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of February 28, 2018 are as follows:

Year ending August 31,
2018	$10,818
2019	22,284
Total	$33,102

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to February 28, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

We issued units consisting of an aggregate of 31,500 shares of common stock and warrants to purchase 31,500 shares of common stock, exercisable for three years from issuance at $2.00 per share, for aggregate gross proceeds of $63,000.

We issued 91,448 shares of common stock upon the exercise of 60,000 unit of stock warrants on a cashless basis.

We issued a convertible note in the principal amount of $145,833 for cash proceeds of $125,000, after reductions for an original issuance discount of $14,583 and deferred financing cost of $6,250. The convertible note has a term of one year, accrues interest at 10% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 70% of the lowest trading price of the Company’s Common Stock for the 25 days prior to the conversion date. In conjunction with this convertible note, the Company issued 226,645 shares of common stock.

The Company issued 671,606 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $406,750 and accrued interest of $9,887.

Pursuant to our agreement with Brighton Capital, Ltd., we issued 20,000 shares of common stock and a total of 50,000 warrants at an exercise price of $1.90 per share for a term of five years.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, prospective investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in, or implied by, the forward-looking statements due to a variety of factors, including, but not limited to:

•	our financial performance, including our history of operating losses;

•	our ability to obtain additional funding to continue our operations;

•	our ability to successfully develop, implement and commercialize the Infinitus Super Highway (“Infinitus”);

•	our ability to enter into agreements with airlines that permit us to install our equipment on their aircraft;

•	our ability to enter into agreements with potential customers and purchasers;

•	changes in the regulatory environments of the United States and other countries in which we intend to operate;

•	our ability to attract and retain key management and other personnel;

•	competition from new market entrants and new technologies;

•	our ability to identify and pursue development of appropriate products; and

•

risks, uncertainties and assumptions described under Section 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, under Part II, Item 1. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 and in any subsequent filings we make with the Securities and Exchange Commission (the “SEC”) and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report.

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

The Company

Airborne Wireless Network was formed as a Nevada corporation on January 5, 2011, with the name “Ample-Tee” to engage in the business of promoting, marketing, selling and distributing hard to find ergonomic products for the physically disabled.

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

We expect that Infinitus will provide a broadband wireless communication infrastructure by using and customizing existing, small, lightweight, low-power relay station equipment and antennae that will be installed onboard aircraft. Each equipped aircraft would have a broadband wireless communication link to one or more neighboring aircraft and/or ground stations. These aircraft would form a chain of seamless airborne repeaters or routers providing broadband wireless communication gateways along the entire flight path, essentially creating a digital superhighway in the sky. If a link was interrupted, the signal would be redirected to the next participating aircraft or ground station in the chain -- in other words, there would be multiple, simultaneous data connections and thus the system would not rely on a single link.

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

If we can successfully complete the development of Infinitus, Infinitus could provide high-speed broadband Internet service to (i) supplement or replace current broadband networks, (ii) serve currently underserved markets, such as maritime, rural and remote locations, (iii) government agencies, including those that provide emergency or disaster relief services, (iv) companies seeking a more secure, reliable private data network, (v) customers onboard aircraft in flight seeking improved Internet access and connectivity and (vi) owners and operators of private jets and small aircraft owners, which in turn, can provide additional aircraft for the Infinitus network. Infinitus could also provide a wireless broadband network that is not vulnerable or susceptible to single points of failure (as is the case with current networks).

Infinitus was originally based principally on a United States patent that we acquired in August 2016. The patent, which expires on September 20, 2018, gives the holder the right to exclude others in the United States , commensurate with the scope of the patent, from creating a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. We also filed a patent application in the United States on July 25, 2017 seeking rights to exclude others from using our method of synchronizing free space optic links between aircraft in flight, which technology we believe will be instrumental in making Infinitus operate successfully. Currently, this patent application is undergoing prioritized examination at the U.S. Patent and Trademark Office and we are continuing to prosecute this patent application in order to get the patent granted as soon as possible. We also expect to seek the right to exclude others from using this method under an international PCT application.

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

Six Months Ended February 28, 2018 and 2017

Our operating results for the six months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	February 28,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Total operating expenses	44,349,428	19,692,013	24,657,415
Total other expense	4,103,864	150	4,103,714
Net loss	$48,453,292	$19,692,163	$28,761,129

We incurred a net loss of $48.5 million for the six months ended February 28, 2018 as compared to a net loss of $19.7 million for the same period in 2017. The increase in net loss was due to an increase in operating expenses and other expenses. The increase in operating expenses was mainly attributed to the development of our Infinitus Super Highway (“Infinitus”) starting in August 2016, stock-based compensation expense related to common stock and warrants issued to consultants and debt holders, and professional fees for consulting, legal and accounting services. The increase in other expenses relates to change in fair value on derivative liabilities and interest expense from the issuance of convertible notes during the six months ended February 28, 2018.

We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the six months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	February 28,
Operating Expenses:	2018	2017	Changes

Marketing and branding	$2,971,732	$606,177	$2,365,555
Depreciation	4,552	729	3,823
General and administrative expenses	320,032	75,627	244,405
Management fees	42,000	11,635	30,365
Professional fees	2,000,517	759,651	1,240,866
Research and development	569,942	320,651	249,291
Salaries and wages	479,279	208,191	271,088
Stock based compensation	37,961,374	17,709,352	20,252,022
Total operating expenses	$44,349,428	$19,692,013	$24,657,415

The principal reason for the increase in operating expenses was $38 million of stock-based compensation expenses incurred in the 2018 period compared to $17.7 million of stock-based compensation expenses incurred in the 2017 period. In the six months ended February 28, 2018, stock compensation expense included: (i) $1 million in connection with the issuance of 582,687 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $162,616 in connection with the issuance of 93,543 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $90,400 in connection with the issuance of 60,000 shares of common stock and $214,019 in connection with the issuance of 150,000 shares of warrants to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $31 million with respect to employee stock options; (v) $5.3 million in connection with the issuance of 3,916,952 shares of replacement warrants to shareholders; and (vi) $208,164 in connection with the issuance of 88,740 shares of common stock for services. In the six months ended February 28, 2017, stock compensation expense attributed to $31 million from employee stock options.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. During the six months ended February 28, 2018, our company has increased marketing and branding efforts and incurred $3 million marketing and branding expenses; whereas, $606,177 were incurred by our company during the six months ended February 28, 2017.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the six months ended February 28, 2018, professional fees were $2 million compared to $759,651 for the comparative period in 2017. The increase in professional fees were mainly attributed to the increase in consulting fees related to business, strategic and software development and legal fees related to private placements and public offerings.

Research and development expenses incurred relate to the development of the Infinitus Super Highway starting in August 2016. During the six months ended February 28, 2018, research and development expense was $569,942, as compared to $320,651 during the same period in 2017.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses.

Our other expenses for the six months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	February 28,
Other Expenses	2018	2017	Changes

Interest expense	$1,561,908	$150	$1,561,758
Change in fair value of derivative liabilities	2,541,956	-	2,541,956
Total other expense	$4,103,864	$150	$4,103,714

During the six months ended February 28, 2018, our Company incurred $4.1 million in other expenses which include loss on change in fair value of derivative liabilities of $2.5 million and Interest expense of $1.6 million. The loss on change in fair value of derivative liabilities related to $1,141,581 as a day one loss in the fair value of warrants and convertible notes recorded as a derivative liability and a loss of $1,400,375 in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes issued during the six months ended February 28, 2018. For the six months ended February 28, 2017, other expense includes $150 interest expense.

Three Months Ended February 28, 2018 and 2017

Our operating results for the three months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	February 28,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Total operating expenses	35,808,404	15,861,823	19,946,581
Total other expense	2,588,192	145	2,588,047
Net loss	$38,396,596	$15,861,968	$22,534,628

We incurred a net loss of $38.4 million for the three months ended February 28, 2018 as compared to a net loss of $15.9 million for the same period in 2017. The increase in net loss was due to an increase in operating expenses and other expenses. The increase in operating expenses was mainly attributed to the development of our Infinitus starting in August 2016, stock-based compensation expense related to common stock and warrants issued to consultants and debt holders, and professional fees for consulting, legal and accounting services. The increase in other expenses relates to the change in fair value on derivative liabilities and interest expense from the issuance of convertible notes during the three months ended February 28, 2018.

We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the three months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	February 28,
Operating Expenses:	2018	2017	Changes

Marketing and branding	$1,882,452	$546,289	$1,336,163
Depreciation	2,464	729	1,735
General and administrative expenses	205,290	30,018	175,272
Management fees	42,000	-	42,000
Professional fees	1,143,232	550,918	592,314
Research and development	284,053	315,551	(31,498)
Salaries and wages	250,064	147,684	102,380
Stock based compensation	31,998,849	14,270,634	17,728,215
Total operating expenses	$35,808,404	$15,861,823	$19,946,581

The principal reason for the increase in operating expenses was $32 million of stock-based compensation expenses incurred in the 2018 period compared to $14.3 million of stock-based compensation expenses incurred in the 2017 period. In the three months ended February 28, 2018, stock compensation expense included: (i) $848,515 in connection with the issuance of 457,541 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $135,762 in connection with the issuance of 73,207 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $51,900 in connection with the issuance of 30,000 shares of common stock and $120,024 in connection with the issuance of 75,000 shares of warrants to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $25 million with respect to employee stock options; (v) $5.2 million in connection with the issuance of 3,485,872 shares of replacement warrants to shareholders; and (vi) $208,164 in connection with the issuance of 88,740 shares of common stock for services In the three months ended February 28, 2017, stock compensation expense attributed to $25 million from employee stock options.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. During the three months ended February 28, 2018, our company has increased marketing and branding efforts and incurred $1.9 million advertising and marketing expense; whereas, $546,289 was incurred by our Company for such purposes during the three months ended February 28, 2017.

Professional fees include fees to consultants, investor relations, and legal, accounting and compliance fees for our audit, SEC filings, securities offerings and contracts. During the three months ended February 28, 2018, professional fees were $1.1 million compared to $550,918 for the comparative period in 2017. The increase in professional fees mainly attributed to the increase in consulting fees related to business, strategic and software development and legal fees related to private placements and public offerings.

Research and development expenses incurred relate to the development of Infinitus Super Highway starting in August 2016. During the three months ended February 28, 2018, research and development expense was $284,053, as compared to $315,551 during the same period in 2017.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses.

Our other expenses for the three months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	February 28,
Other Expenses	2018	2017	Changes

Interest expense	$581,304	$145	$581,159
Change in fair value of derivative liabilities	2,006,888	-	2,006,888
Total other expense	$2,588,192	$145	$2,588,047

During the three months ended February 28, 2018, our company incurred $2.6 million in other expenses which include loss on change in fair value of derivative liabilities of $2 million and Interest expense of $581,304. The loss on change in fair value of derivative liabilities includes a day one loss in the fair value of warrants and convertible notes recorded as a derivative liability and from the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes issued during the three months ended February 28, 2018. For the three months ended February 28, 2017, other expense only includes $145 interest expense.

Liquidity and Capital Resources

February 28, 2018 and August 31, 2017

	February 28,	August 31,
Balance Sheet Data:	2018	2017	Changes

Cash	$205,163	$217,694	$(12,531)
Working capital (deficiency)	$(10,048,254)	$81,229	$(10,129,483)
Total assets	$990,706	$528,326	$462,380
Total liabilities	$11,002,405	$421,749	$10,580,656
Total stockholders’ equity (deficit)	$(10,011,699)	$106,577	$(10,118,276)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. During the six months ended February 28, 2018, we relied primarily on proceeds from the issuances of securities, including the following: (i) $1.1 million from the issuance of units that included an aggregate of 1,312,722 shares of common stock and warrants to purchase an additional 1,312,722 shares of common stock that expire in one to five years from the sale date at prices ranging from $0.81 to $2.05 per share; (ii) $1.6 million from the exercise of 2,314,615 warrant units; and (iii) $3.8 million from the issuance of convertible notes.

Accordingly, we must obtain additional financing to continue operations at our current level. We believe that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, it would be available on terms generally as favorable as terms of recent financings.

Subsequent to February 28, 2018, we obtained $188,000 in additional capital. We issued units consisting of an aggregate of 31,500 shares of common stock and warrants to purchase 31,500 shares of common stock, exercisable for three years from issuance at $2.00 per share, for aggregate gross proceeds of $63,000. We issued a convertible note in the principal amount of $145,833 which provided cash proceeds of $125,000. The convertible note has a maturity date of one year, an annual interest rate at 10% and a conversion price equal to 70% of the lowest trading price of the Company’s Common Stock for the 25 days prior to the conversion. In conjunction with this convertible note, the Company issued 226,645 shares of common stock. The Company issued 671,606 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $406,750 and accrued interest of $9,887.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with an upcoming two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the free space optic links underlying the Company’s patent application filed on July 25, 2017, and a larger airborne test involving up to 20 commercial aircraft during the next 12-18 months, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding.

The following table sets forth certain information about our cash flow during the six months ended February 28, 2018 and 2017:

	Six Months Ended
	February 28,
Cash Flow Data:	2018	2017	Changes

Net cash used in Operating Activities	$(6,576,645)	$(2,024,110)	$(4,552,535)
Net cash used in Investing Activities	(15,759)	(27,078)	11,319
Net cash provided by Financing Activities	6,579,873	2,740,285	3,839,588
Net Increase (decrease) in Cash During Period	$(12,531)	$689,097	$(701,628)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended February 28, 2018, net cash flows used in operating activities were $6,576,645, consisting of a net loss of $48,453,292, offset by stock-based compensation of $37,961,374, loss on change in fair value of derivative liabilities of $2,541,956, amortization of debt discount of $1,469,387, depreciation of $4,552 and an increase in operating liabilities from accounts payable and accrued liabilities of $270,561 and accrued interest of $92,521, as well as an increase in operating assets from prepaid expenses of $463,704. Unless and until we general revenue from Infinitus, we expect to continue to generate net losses.

For the six months ended February 28, 2017, net cash flows used in operating activities were $2,024,110, consisting of a net loss of $19,692,163 and was reduced by stock-based compensation of $17,709,352, depreciation of $729 and an increase in accounts payable of $481,501 offset by an increase in operating assets from prepaid expenses of $521,645 and a decrease in operating liabilities from the line of credit of $1,884.

Cash Flows from Investing Activities

For the six months ended February 28, 2018, we acquired $15,579 of office and computer equipment. For the six months ended February 28, 2017, we acquired $27,078 of office and computer equipment.

Cash Flows from Financing Activities

For the six months ended February 28, 2018, net cash flows provided by financing activities was $6,579,873, consisting of proceeds from the issuance of convertible notes of $3,907,750 and proceeds from the issuance of common stock from share subscriptions of $1,079,999 and exercises of warrants of $1,592,124.

For the six months ended February 28, 2017, net cash flows provided by financing activities were $2,740,285, consisting of proceeds from issuance of common stock from share subscriptions of $1,742,170,exercises of warrants of $940,000 and loans from related parties of $58,115.

Off Balance Sheet Arrangement

Our company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The material estimates for our company are that of income tax valuation allowance recorded for deferred tax assets and stock-based compensation. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2018 and 2017 was estimated using our common stock for convertible notes and the average historical volatility of three public companies offering services similar to ours for warrants and stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $85,582,121 through February 28, 2018 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $569,942 and $320,651 were incurred for the six months ended February 28, 2018 and 2017, respectively.

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

Our company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based compensation of $37,961,374 and $17,709,352 were incurred for the six months ended February 28, 2018 and 2017, respectively.

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

The Company issued 40 million shares of common stock (approximately 26% of its outstanding common stock on issuance) for the acquisition of certain intellectual property. Subsequent to the transferor’s receipt of the consideration shares, 80,000,000 shares held by Mr. Daniels were cancelled without consideration to the Company in August 2016 (for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors), thereby increasing the transferor’s beneficial ownership of the Company’s common stock to over 50%. Accordingly, the intellectual property was recorded on the Company’s books at its historical cost of $0. To further substantiate the valuation and due to the lack of readily available market information, the Company hired an independent third-party firm to perform a valuation on the acquired intangible assets. It was concluded that the intellectual property had nominal current value because future net economic benefit could not be reasonably estimated. This firm employed, but ultimately excluded or discounted the following methods of valuation: cost calculation, replacement value, relief from royalty-IP value and fair exchange. It was determined that the intellectual property had nominal current value because (i) the patent had fewer than three years left until expiration, (ii) management projections indicated approximately $582.8 million in capital was required to bring the proposed products/services to market, (iii) the Company, as of the valuation date, had no revenues, a limited business plan, no committed source of funding, a limited workforce and other limitations and (iv) the Company had limited or no contracts in place for personnel, customers or vendors to implement its business plan. As a result of further stock issuances by the Company, on and after February 28, 2017, the transferor held less than 50% of the outstanding common stock of the Company. Further, in July 2017, the transferor dividended all of such shares among its shareholders and thus, no longer has direct ownership in the Company.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. Management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of February 28, 2018 from those disclosed in Part II, Item 7A. “Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the previously reported material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2018.

Material Weaknesses in Internal Control Over Financial Reporting and Remediation Measures

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, management identified the following material weaknesses in our internal control over financial reporting:

1.	We lack formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day -to -day operations and may not be provided information from our management on a timely basis to allow for adequate reporting and consideration of certain transactions;

2.	We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process;

3.	We have inadequately segregated duties consistent with control objectives;

4.	We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

5.	We have ineffective controls over period end financial disclosure and reporting processes.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establish a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel; and

•

Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Several of these changes have already been implemented. In this connection, on December 30, 2017, the Company expanded the size of its board of directors from two members to six, and elected four independent directors to fill the newly created vacancies. Additionally, the Company’s board of directors created three new committees of the board of directors: an audit committee (on which a director meeting the definition of an audit committee financial expert sits), a compensation committee and a nominating and corporate governance committee. The Company continues to work on the remaining remediation measures. However, the material weaknesses will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and remedial measures described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as set forth below, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

On January 2, 2018, the Company, J. Edward Daniels, the Company’s transfer agent and certain other individuals were named as defendants in a lawsuit filed in the Central District of California captioned The Alliance for Education, Inc. v. Airborne Wireless Network, Inc. et al., Case No. 2:18-cv-20. The complaint makes fraud and conversion claims against the defendants, alleging that the defendants wrongfully deprived the plaintiff of certain stock certificates representing shares of the Company’s common stock, and seeks monetary damages, a judicial declaration regarding the ownership of the share certificates at issue, an injunction that the certificates at issue be returned or reissued to the plaintiff and costs and attorneys’ fees. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit.

On February 1, 2018, the Company and Marius de Mos, an executive officer of the Company, Apcentive and certain other individuals were named as defendants in a lawsuit filed in the Superior Court of California, County of Orange, captioned Brian Cafferty v. Apcentive, Inc., Airborne Wireless Network, Robert Bruce Harris, Marius de Mos and Joseph Lai, Case No. 30-2017-00909113. The complaint makes breach of contract, conversion, breach of fiduciary duty and other claims against certain of the defendants, alleging that such defendants acted wrongfully in connection with the plaintiff’s prior service as an employee of Apcentive. The claims against the Company and Mr. de Mos relate only to the issuance of shares by the Company to Apcentive in connection with the Company’s purchase of Apcentive’s patent in August 2016. The complaint seeks a judicially rendered accounting from the Company, a judgment voiding the transaction between Apcentive and the Company and disgorgement of the Company stock held by Apcentive, if any. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted against it in the complaint are without merit.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the unregistered sales of equity securities completed during the three months ended February 28, 2018 that were previously reported in Current Reports on Form 8-K filed with the SEC, the Company also completed the following unregistered sales of common equity:

On or about December 5, 2017, as compensation for services to be provided, we issued to Brighton Capital 10,000 shares of our common stock valued at $12,000. Brighton Capital represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about December 27, 2017, as compensation for services, we issued to IRTH Communications LLC 78,740 shares of our common stock, valued at $183,464. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about January 5, 2018, as compensation for services to be provided, we issued to Brighton Capital 10,000 shares of our common stock, valued at $20,900. Brighton Capital represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about January 12, 2018 as compensation for services, we issued to an individual 10,000 shares of our common stock, valued at $24,700. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about January 24, 2018, we sold to a trust a unit which consists of (i) 5,000 shares of our common stock and (ii) a 3-year warrant to purchase 5,000 shares of our common stock at a price of $2.10 per share, for a total purchase price of $10,500. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about February 5, 2018, as compensation for services to be provided, we issued to Brighton Capital 10,000 shares of our common stock, valued at $19,000. Brighton Capital represented that it is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

During the fiscal quarter ended February 28, 2018, we issued an aggregate of 2,314,615 shares of common stock to various individuals upon the exercise of previously outstanding warrants held by such individuals at an average price of $0.69 per share, for an aggregate price of $1,592,124. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act pursuant to Regulation S, with respect to original purchasers of the warrants that were not U.S. persons, and the exemption provided by Section 4(a)(2) of the Securities Act. The Company issued replacement warrants to purchase an aggregate of 2,313,615 shares of common stock to certain of these individuals for no additional consideration, which issuance was contemplated under the terms of their initial investment.

During the fiscal quarter ended February 28, 2018, we sold to individuals units which consisted of (i) 881,642 shares of our common stock and (ii) 3-year warrants to purchase 881,642 shares of our common stock for a total purchase price of $596,000, or an average of approximately $0.68 per share. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, effective as of July 31, 2017	8-K	3.1	08/01/2017
3.2	Amended and Restated Bylaws effective as of July 30, 2017	8-K	3.2	08/01/2017
4.22	12% Convertible Promissory Note due November 29, 2018, issued by Airborne Wireless Network to JSJ Investments Inc.	8-K	4.1	12/05/2017
4.23	8% Convertible Promissory Note due December 22, 2018, Note No. 1, issued by Airborne Wireless Network to Bellridge Capital, LP	8-K	4.1	12/29/2017
4.24	8% Convertible Promissory Note due December 22, 2018, Note No. 2, issued by Airborne Wireless Network to Bellridge Capital, LP	8-K	4.2	12/29/2017
4.25	Convertible Promissory Note due September 22, 2018, issued by Airborne Wireless Network to Einstein Investments, LLC	8-K	4.3	12/29/2017
4.26	Promissory Note due May 22, 2018, issued by Airborne Wireless Network to Lucas Hoppel	8-K	4.4	12/29/2017
4.27	8% Convertible Redeemable Note due December 29, 2019, Back End Note 1, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.1	01/02/2018
4.28	8% Convertible Redeemable Note due December 29, 2019, Back End Note 2, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.2	01/02/2018
4.29	8% Convertible Redeemable Note due December 29, 2019, Back End Note 3, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.3	01/02/2018
4.30	8% Convertible Redeemable Note due December 29, 2019, Back End Note 4, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.4	01/02/2018
4.31	8% Convertible Redeemable Note due December 29, 2019, Back End Note 5, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.5	01/02/2018
4.32	8% Convertible Redeemable Note due December 29, 2019, Back End Note 1, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.6	01/02/2018
4.33	8% Convertible Redeemable Note due December 29, 2019, Back End Note 2, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.7	01/02/2018
4.34	8% Convertible Redeemable Note due December 29, 2019, Back End Note 3, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.8	01/02/2018
4.35	8% Convertible Redeemable Note due December 29, 2019, Back End Note 4, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.9	01/02/2018
4.36	8% Convertible Redeemable Note due December 29, 2019, Back End Note 5, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.10	01/02/2018
4.37	8% Convertible Redeemable Note due December 29, 2019, Back End Note, issued by Airborne Wireless Network to Adar Bays, LLC	8-K	4.11	01/02/2018
4.38	8% Convertible Redeemable Note due December 29, 2019, Back End Note, issued by Airborne Wireless Network to Eagle Equities, LLC	8-K	4.12	01/02/2018
4.39	10% CONVERTIBLE PROMISSORY NOTE ISSUED JANUARY 10, 2018 ISSUED BY AIRBORNE WIRELESS NETWORK TO CONCORD HOLDING GROUP, LLC	8-K	4.1	01/16/2018
4.40	10% Convertible Promissory Note, Back End Note, issued January 10, 2018 issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	01/16/2018

4.41	Amendment to the $287,500 Promissory Note dated September 15, 2017 issued by Airborne Wireless Network to Black Mountain Equities, Inc.	8-K	4.1	03/20/2018
10.10	Securities Purchase Agreement, dated December 22, 2017, by and between Airborne Wireless Network and Bellridge Capital LP	8-K	10.1	12/29/2017
10.11	Securities Purchase Agreement, dated December 22, 2017, between Airborne Wireless Network and Lucas Hoppel	8-K	10.2	12/29/2017
10.12	Warrant to Purchase Shares of Common Stock, dated December 22, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	10.3	12/29/2017
10.13	Services Agreement, dated December 26, 2017, between Airborne Wireless Network and Intellicom Technologies, Ltd.	8-K	10.1	01/02/2018
10.14	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Adar Bays, LLC	8-K	10.1	01/02/2018
10.15	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Eagle Equities, LLC	8-K	10.2	01/02/2018
10.16	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Adar Bays, LLC	8-K	10.3	01/02/2018
10.17	Securities Purchase Agreement, dated December 29, 2017, by and between Airborne Wireless Network and Eagle Equities, LLC	8-K	10.4	01/02/2018
10.18	Letter Acknowledgement, dated December 29, 2017 from Airborne Wireless Network to Adar Bays, LLC	8-K	10.5	01/02/2018
10.19†	Employment Agreement, dated as of December 28, 2017, between Airborne Wireless Network and Kevin L. Spence	8-K	10.1	01/03/2018
10.20	Securities Purchase Agreement, dated as of January 10, 2018, between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.1	01/16/2018
10.21	Services and Compensation Agreement, dated March 6, 2018, between Airborne Wireless Network and South Bay Aviation Inc.	8-K	10.1	03/12/2018
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith

† Management contract or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRBORNE WIRELESS NETWORK

Dated: April 9, 2018	By:	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer
(Principal Executive Officer)

Dated: April 9, 2018	By:	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

