Form 10-Q
period 2018-05-31
AIRBORNE WIRELESS NETWORK
filed 2018-07-10
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

The number of shares outstanding of the issuer’s common stock, as of July 6, 2018 was 2,390,496,267.

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

MAY 31, 2018

(UNAUDITED)

3

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$4,119,148	$217,694
Prepaid expenses and other assets	1,527,433	285,284
Total Current Assets	5,646,581	502,978

Property and equipment, net	37,734	25,348

Total Assets	$5,684,315	$528,326

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$945,255	$421,749
Accrued interest	78,319	-
Convertible notes payable, net of unamortized debt discount of $2,408,303 and $0, respectively	1,176,295	-
Derivative liabilities	12,848,016	-
Total Current Liabilities	15,047,885	421,749

Total Liabilities	15,047,885	421,749

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A Convertible Preferred Stock, $0.001 par value, $1,150 stated value, 1,000,000 shares authorized; 7,058 and 0 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	7	-
Common stock, $0.001 par value, 5,000,000,000,000 shares authorized; 111,713,403 and 90,589,154 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	111,713	90,589
Additional paid-in capital	82,200,896	37,144,817
Accumulated deficit	(91,676,186)	(37,128,829)
Total Stockholders' Equity (Deficit)	(9,363,570)	106,577

Total Liabilities and Stockholders' Equity (Deficit)	$5,684,315	$528,326

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended,
	May 31,		May 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Marketing and branding	1,255,280	523,893	4,227,012	1,130,070
Depreciation	2,793	1,885	7,345	2,614
General and administrative expenses	466,803	87,475	786,835	163,102
Management fees	60,000	1,500	102,000	13,135
Professional fees	2,048,596	668,119	4,049,113	1,427,770
Research and development	18,100	383,606	588,042	704,257
Salaries and wages	307,231	192,467	786,510	400,658
Stock based compensation	6,317,452	7,615,873	44,278,826	23,226,492
Total operating expenses	10,476,255	9,474,818	54,825,683	27,068,098

Operating Loss	(10,476,255)	(9,474,818)	(54,825,683)	(27,068,098)

Other income (expense)
Interest expense	(3,193,927)	-	(4,755,835)	(150)
Net Change in fair value of derivative liabilities including day one losses	7,576,117	-	5,034,161	-
Total other income (expense)	4,382,190	-	278,326	(150)

Net Loss	$(6,094,065)	$(9,474,818)	$(54,547,357)	$(27,068,248)

Net loss per common share – basic and diluted	$(0.06)	$(0.11)	$(0.57)	$(0.33)

Weighted average number of common shares outstanding	99,743,974	87,484,413	95,446,195	81,556,795

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of August 31, 2016	-	$-	74,097,796	$74,098	$51,108	$(215,870)	$(90,664)

Common stock units for cash	-	-	4,104,998	4,105	4,715,268	-	4,719,373
Common stock issued for exercise of warrants	-	-	1,152,000	1,152	1,438,848	-	1,440,000
Common stock issued for services	-	-	10,894,480	10,894	13,902,182	-	13,913,076
Conversion of related party loans to common shares	-	-	339,880	340	574,058	-	574,398
Stock options issued to employees	-	-	-	-	16,234,692	-	16,234,692
Stock warrants issued for services	-	-	-	-	228,661	-	228,661
Net loss	-	-	-	-	-	(36,912,959)	(36,912,959)
Balance as of August 31, 2017	-	-	90,589,154	90,589	37,144,817	(37,128,829)	106,577

Preferred stock units issued for cash	8,000	8	-	-	6,714,479	-	6,714,487
Preferred stock converted to common stock	(942)	(1)	4,333,200	4,333	(4,332)	-	-
Common stock units issued for cash	-	-	1,346,222	1,346	1,143,653	-	1,144,999
Common stock issued for exercise of warrants	-	-	2,506,063	2,506	1,654,619		1,657,125
Common stock issued for services	-	-	2,930,769	2,931	2,824,029	-	2,826,960
Common stock issued in conjunction with convertible notes	-	-	1,589,977	1,590	1,839,152	-	1,840,742
Common stock issued for conversion of convertible notes	-	-	8,418,018	8,418	3,146,857	-	3,155,275
Stock options issued to employees and consultants	-	-	-	-	22,047,375	-	22,047,375
Net reduction of derivative liability from exercise of warrants	-	-	-	-	1,050,554	-	1,050,554
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	3,626,032	-	3,626,032
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	1,013,661	-	1,013,661
Net loss	-	-	-	-	-	(54,547,357)	(54,547,357)
Balance as of May 31, 2018	7,058	$7	111,713,403	$111,713	$82,200,896	$(91,676,186)	$(9,363,570)

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended,
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,547,357)	$(27,068,248)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,345	2,614
Stock-based compensation	44,278,826	23,226,492
Amortization of debt discount included in interest expense	4,573,723	-
Change in fair value of derivative liabilities	(5,034,161)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,242,149)	(215,753)
Accounts payable and accrued liabilities	523,504	309,036
Accrued interest	182,093	-
Net Cash Used in Operating Activities	(11,258,176)	(3,745,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(19,731)	(29,910)
Net Cash Used in Investing Activities	(19,731)	(29,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes to related parties	-	39,615
Proceeds from issuance of convertible notes	5,662,750	-
Proceeds from issuance of common stock units	1,144,999	3,019,676
Proceeds from exercise of warrants	1,657,125	940,000
Proceeds from issuance of preferred stock	6,714,487	-
Net Cash Provided by Financing Activities	15,179,361	3,999,291

Net increase in cash and cash equivalents	3,901,454	223,522
Cash and cash equivalents, beginning of period	217,694	809
Cash and cash equivalents, end of period	$4,119,148	$224,331

Supplemental cash flow information:
Cash paid for interest	$-	$5
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Derivative liabilities recognized as debt discount	$4,167,934	$-
Common shares issued in conjunction with convertible notes recognized as debt discount	$1,840,742	$-
Reclassification of derivative liability from additional paid in capital due to tainting of warrants	$2,078,065	$-
Reduction of derivative liabilities from exercise of warrants, convertible notes and convertible preferred stock	$7,731,540	$-
Common stock issued for conversion of debt	$3,155,275	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

MAY 31, 2018

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

Amended and Restated Articles of Incorporation

On June 28, 2018, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Articles of Incorporation (as amended to date, the “Articles”) that increased the number of authorized shares of stock and granted the Company the right to effect up to three reverse stock splits of all of the Company’s issued and outstanding common stock. The number of shares of stock authorized under the Articles prior to the Amendment was 360,000,000, of which 350,000,000 were designated as common stock and 10,000,000 were designated as preferred stock. After giving effect to the Amendment, the number of authorized shares of all classes of stock the Company has authority to issue is 5,000,010,000,000, of which 5,000,000,000,000 are be designated as common stock and 10,000,000 are designated as preferred stock. Under the Amendment, the board of directors of the Company can effect up to five separate reverse splits of the Common Stock, each to be in a ratio of up to thirty thousand (30,000) to one (1), with any fractional shares to be rounded up to the next whole share, or paid in cash.

Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $54,547,357 during the period ended May 31, 2018 and has an accumulated deficit of $91,676,186 as of May 31, 2018.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 14, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company has cash on deposits in financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of May 31, 2018 and August 31, 2017 the Company had $4,119,148 and $217,694 in cash and cash equivalents, respectively.

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

The Company issued 40 million shares of common stock (approximately 26% of its outstanding common stock on issuance) for the acquisition of certain intellectual property. Subsequent to the transferor’s receipt of the consideration shares, 80,000,000 shares held by Mr. Daniels were cancelled without consideration to the Company in August 2016 (for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors), thereby increasing the transferor’s beneficial ownership of the Company’s common stock to over 50%. Accordingly, the intellectual property was recorded on the Company’s books at its historical cost of $0. To further substantiate the valuation and due to the lack of readily available market information, the Company hired an independent third-party firm to perform a valuation on the acquired intangible assets. It was concluded that the intellectual property had nominal current value because future net economic benefit could not be reasonably estimated. This firm employed, but ultimately excluded or discounted the following methods of valuation: cost calculation, replacement value, relief from royalty-IP value and fair exchange. It was determined that the intellectual property had nominal current value because (i) the patent had fewer than three years left until expiration, (ii) management projections indicated approximately $582.8 million in capital was required to bring the proposed products/services to market, (iii) the Company, as of the valuation date, had no revenues, a limited business plan, no committed source of funding, a limited workforce and other limitations and (iv) the Company had limited or no contracts in place for personnel, customers or vendors to implement its business plan. As a result of further stock issuances by the Company, on and after February 28, 2017, the transferor held less than 50% of the outstanding common stock of the Company. Further, in July 2017, the transferor distributed all of such shares among its shareholders and thus, no longer has direct ownership in the Company.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2018, and August 31, 2017, measured at fair value on a recurring basis:

May 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$12,848,016	$12,848,016

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $588,042 and $704,257 were incurred for the nine months ended May 31, 2018 and 2017, respectively.

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

Stock-based compensation incurred for the nine months ended May 31, 2018 and 2017, respectively, are summarized as follows:

	Nine Months Ended,
	May 31,
	2018	2017

Vesting of stock options issued to directors, officers and employees	$22,047,376	$9,175,104
Stock warrants issued to investors, strategic service providers and consultants	19,404,490	-
Common stock issued to strategic service providers and consultants	2,826,960	14,051,388
Total	$44,278,826	$23,226,492

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at May 31, 2018 and August 31, 2017:

	May 31,	August 31,
	2018	2017
Legal and regulatory fees	$56,128	$94,573
Marketing and branding	1,380,000	164,667
Rent expense	36,080	22,250
Professional fees	55,225	3,794
	$1,527,433	$285,284

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2018 and August 31, 2017:

	May 31,	August 31,
	2018	2017
Trade payables	$920,393	$334,132
Credit card payable	19,382	56,501
Payroll liabilities	-	25,636
Other payable	5,480	5,480
Total accounts payable and accrued liabilities	$945,255	$421,749

NOTE 5 – EQUITY

Authorized Stock

The Company is authorized to issue an aggregate of 5,000,000,000,000 common shares and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Series A Convertible Preferred stock

The Company is authorized to issue 1,000,000 shares of Series A Convertible Preferred Stock at a par value of $0.001 and a stated value equal to $1,150 per share.

•	The Series A Convertible Preferred Stock ranks senior to our common stock and other classes of capital stock with respect to dividend and redemption.
•	Holders of the Series A Convertible Preferred Stock will only be entitled to receive any dividends on the Series A Preferred Stock when, as and if the board of directors declares such dividends.
•	The Series A Convertible Preferred Stock is convertible into shares of common stock by dividing the stated value per share ($1,150) by the lesser of $0.71 per share or 82.5% of the lowest volume weighted average price for our common stock as reported at the close of trading on the market reporting trade prices for the common stock during the five trading days ending on and including the day the notice of conversion is delivered.
•	A holder of Series A Convertible Preferred Stock has the same voting rights as a holder of common stock on a fully converted basis not to exceed the beneficial ownership limitation.

On May 29, 2018, the Company issued 8,000 units for aggregate net proceeds of $6.7 million, after deducting underwriting discounts and other expenses of the offering. Each unit consisted of one share of Series A Preferred Stock, one Series 1 warrant to purchase one share of Series A Preferred Stock, one Series 2 warrant to purchase one share of Series A Preferred Stock and one Series 3 warrant to purchase one share of Series A Preferred Stock (“Series 1, 2 and 3 warrants”).  The Company also issued to the underwriter of the offering a warrant to purchase 640 units.

The Company determined that the Series A Convertible Preferred Stock qualifies for derivative accounting which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (See Note 8).

During the period ended May 31, 2018, 942 shares of Series A Convertible Preferred Stock were converted into 4,333,200 shares of common stock.

As of May 31, 2018, and August 31, 2017, 7,058 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Warrants Exercisable into Preferred A Stock

Each warrant is immediately exercisable into one share of Series A Convertible Preferred Stock at a price of $1,000 per share. The Series 1 Warrants will expire on the 90-day anniversary of the issuance date. The Series 2 Warrants will expire on the six-month anniversary of the issuance date. The Series 3 Warrants will expire on the 12-month anniversary of the issuance date.

The below table summarizes warrant activity during the nine months ended May 31, 2018 and the year ended August 31, 2017:

	Number of warrants			Weighted- Average Exercise Price
	Series 1	Series 2	Series 3	Series 1	Series 2	Series 3
Balances as of August 31, 2017	-	-	-	$-	$-	$-
Granted	8,000	8,000	8,000	1,000	1,000	1,000
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Balances as of May 31, 2018	8,000	8,000	8,000	$1,000	$1,000	$1,000

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	life (in Months)	Exercise Price	of Shares	Exercise Price
Series 1	8,000	2.70	$1,000	8,000	$1,000
Series 2	8,000	5.79	$1,000	8,000	$1,000
Series 3	8,000	11.70	$1,000	8,000	$1,000

Common stock

Issuances

During the nine months ended May 31, 2018, the Company issued 21,124,249 shares of common stock, as follows:

•

1,346,222 units for aggregate proceeds of $1,144,999. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable for one share of common stock for a period ranging from one to five years from issuance, at a price range of $0.65 to $2.60 per share.

•	2,506,063 shares of common stock issued for the exercise of warrants for proceeds of $1,657,125.

•	2,452,029 shares of common stock to strategic service providers, for services valued at $2,289,996.

•	478,740 shares of common stock to a consultant, for services valued at $536,964.

•

1,589,977 shares of common stock in conjunction with the issuance of convertible notes. The common shares were valued at $1,840,742 based on quoted market prices of the Company’s stock on the date of each share issuance.

•	4,333,200 shares of common stock issued for the conversion of 942 shares of Series A Convertible Preferred Stock.

•	8,418,018 shares of common stock issued upon the conversion of convertible notes in aggregate principal amount of $3,051,501 and accrued interest of $103,774.

As at May 31, 2018 and August 31, 2017, the Company had 111,713,403 and 90,589,154 shares of common stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the nine months ended May 31, 2018 and the year ended August 31, 2017:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Granted	4,229,998	1.52
Exercised	(1,152,000)	1.25
Forfeited	-	-
Balances as of August 31, 2017	3,077,998	$1.63
Granted	10,504,218	1.40
Exercised	(2,474,615)	1.36
Forfeited	(1,010,604)	1.26
Balances as of May 31, 2018	10,096,997	$1.49

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended May 31, 2018 and 2017:

Nine Months Ended
May 31,
	2018	2017
Exercise price	$0.65 - $2.60	$1.25 - $3.25
Expected term	3 - 5 years	1 year
Expected average volatility	155%-350%	193% - 216%
Expected dividend yield	-	-
Risk-free interest rate	0.98% - 2.83%	0.66% - 1.76%

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
10,096,997	3.88	$1.49	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at May 31, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of May 31, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.23 on May 31, 2018.

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

Equity Compensation not approved by security holders

During the nine months ended May 31, 2018 and the year ended August 31, 2017, options to purchase 10,150,000 and 23,800,000 shares of our common stock, respectively, had been granted to our employees, officers and directors under equity compensation not approved by security holders.

Options issued had the following terms:

	Nine months Ended	Year Ended
	May 31,	August 31,
	2018	2017
Exercise price	$0.50 - $3.25	$0.75 - $3.75
Time to vest	On issuance – 4 years	On issuance – 4 years
Expiration after vesting	5 years	3 years – 5 years

2017 Equity Incentive Plan

On July 30, 2017, the Board of Directors of the Company approved, and on July 31, 2017 the stockholders of the Company approved, the Airborne Wireless Network 2017 Stock Option Plan (the “2017 Plan”). The 2017 Plan permits the Company to issue up to 10,000,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or options that are not intended to qualify as “incentive stock options” (these are referred to as “non-qualified options”). Incentive stock options may be granted only to employees. The 2017 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2017 Plan will expire on December 31, 2026.

On December 30, 2017, the Company granted options to directors (see below) to purchase an aggregate of 400,000 shares of our common stock at a price of $1.98 per share vesting immediately on December 31, 2017. The options expire December 29, 2022, unless such director ceases his or her service as a director prior the exercise or expiration of the option.

As of May 31, 2018, there were 9,600,000 shares available for future grant under the 2017 Plan.

Stock Options

During the period ended May 31, 2018 and the year ended August 31, 2017, the Company granted options with an aggregate fair value of $19,412,264 and $33,314,610, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of stock option activity during the nine months ended May 31, 2018 and the year ended August 31, 2017:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	4,550,000	$1.32	$2,550,380	$-
Granted	23,800,000	1.97	33,314,610	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2017	28,350,000	$1.86	$35,864,990	$-
Granted	10,150,000	2.20	19,412,264	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of May 31, 2018	38,500,000	$1.95	$55,277,254	$-

The following table summarizes information relating to exercisable stock options as of May 31, 2018:

Options Exercisable
Number	Weighted Average
of Shares	Exercise Price
16,750,000	$1.58

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options exercisable at May 31, 2018. As of May 31, 2018, the aggregate intrinsic value of stock options outstanding was $0 based on the closing market price of $0.23 on May 31, 2018.

Weighted-average grant-date fair value for non-vested stock options as of May 31, 2018 and August 31, 2017 were listed as follows:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested, August 31, 2016	4,500,000	$0.56
Granted	23,800,000	1.40
Vested	(4,050,000)	1.27
Forfeited	-	-
Unvested, August 31, 2017	24,250,000	$1.27
Granted	10,150,000	1.91
Vested	(12,650,000)	1.46
Forfeited	-	-
Unvested, May 31, 2018	21,750,000	$1.46

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended May 31, 2018 and 2017:

Nine Months Ended
May 31,
	2018	2017
Expected term	3.59 - 5.98 years	4.59 - 6.43 years
Expected average volatility	175% - 176%	179% - 183%
Expected dividend yield	-	-
Risk-free interest rate	2.20% - 2.35%	1.17% - 2.25%

The total fair values of stock options that vested during the period ended May 31, 2018 and year ended August 31, 2017 were $22,047,377 and $16,234,697, respectively.

As of May 31, 2018, there was $16,922,872 of total unrecognized compensation cost related to non-vested stock options granted. The Company expects to recognize that cost over a remaining weighted average period of 5.44 years as of May 31, 2018.

NOTE 7 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as of May 31, 2018 and August 31, 2017:

	May 31,	August 31,
	2018	2017
Convertible Notes - originated in September 2017	$150,000	$-
Convertible Notes - originated in October 2017	223,124	-
Convertible Notes - originated in November 2017	200,000	-
Convertible Notes - originated in December 2017	768,975	-
Convertible Notes - originated in January 2018	145,833	-
Convertible Notes - originated in March 2018	145,833	-
Convertible Notes - originated in April 2018	1,805,000	-
Convertible Notes - originated in May 2018	145,833	-
Less debt discount and debt issuance cost	(2,408,303)	-
	1,176,295	-
Less current portion of convertible notes payable	(1,176,295)	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $4,573,723 and $0 for the nine months ended May 31, 2018 and 2017, respectively, which is included in interest expense in the statements of operations.

Convertible Notes – Issued during the nine months ended May 31, 2018

During the nine months ended May 31, 2018, the Company issued a total principal amount of $6,618,099 convertible notes for cash proceeds of $5,662,750, after deducting an original issuance discount of $629,099 and financing fees of $326,250. The convertible notes were also provided with a total of 1,589,977 common shares and warrant units to purchase up to 721,000 shares of common stock at exercise price ranging from $1.75 to $2.00 per share. The terms of convertible notes are summarized as follows:

•	Term ranging from six months to one year;

•	Annual interest rates ranging from 0% to 12%;

•	Convertible at the option of the holders either at issuance or 180 days from issuance; and

•	Conversion prices are typically based on 55% or 70% of the lowest trading prices of the Company’s shares during 20-25 days prior to the conversion.

During the nine months ended May 31, 2018, holders of certain of the convertible notes converted notes with principal amounts of $3,051,501 and accrued interest of $103,774 into 8,418,018 shares of common stock. The corresponding derivative liability at the date of conversion of $3,626,032 was credited to common stock issued at a discount.

For the nine months ended May 31, 2018 and 2017, the interest expense on convertible notes was $182,093 and $0, respectively. As of May 31, 2018, and August 31, 2017, the accrued interest payable was $78,319 and $0, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants and Series A Convertible Preferred Stock as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of May 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in May 31, 2018 and August 31, 2017:

	Nine Months Ended	Year Ended
	May 31,	August 31,
	2018	2017
Expected term	0.10 - 5.00 years	-
Expected average volatility	49% - 350%	-
Expected dividend yield	-	-
Risk-free interest rate	0.98%-2.83%	-

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	4,167,934
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	3,225,787
Addition of new derivative liabilities from reclass of warrants from additional paid in capital	2,078,065
Addition of new derivative liabilities recognized upon issuance of warrants	19,367,718
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	7,806,061
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	859,488
Reduction of derivative liabilities from exercise of warrants	(3,091,847)
Derivative liabilities settled upon conversion of convertible notes	(3,626,032)
Derivative liabilities settled upon conversion of convertible preferred stock	(1,013,661)
Loss on change in fair value of the derivative liabilities	(16,925,497)
Balance - May 31, 2018	$12,848,016

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended May 31, 2018 and 2017, respectively.

	Nine Months Ended
	May 31,
	2018	2017
Day one loss due to derivative liabilities on convertible notes and warrants	$3,225,787	$-
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	859,488
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	7,806,061
Gain on change in fair value of the derivative liabilities	(16,925,497)	-
Gain on change in the fair value of derivative liabilities	$(5,034,161)	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

On February 1, 2018, the Company paid $54,120 for housing occupied by our Chief Executive Officer (see Note 10).

During the nine months ended May 31, 2018 and 2017, the Company incurred management fees of $0 and $13,135, respectively, to directors and officers of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 7,700,000 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provides full ratchet anti-dilution protection to Air Lease Corporation. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation will continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2018, we had issued 9,058,652 shares of common stock to Air Lease Corporation and were obligated to issue an additional 2,113,549 shares of common stock.  We also granted a five-year warrant to Air Lease Corporation to purchase 6% of our outstanding common stock.  This warrant has similar anti-dilution protection that will require us to issue a number of shares equal to 6% of the number of shares outstanding at the time of exercise.

Pursuant to our agreement with Jet Midwest Group, LLC entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, LLC, we issued to Jet Midwest Group, LLC 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2018, we had issued 1,449,172 shares of common stock to Jet Midwest Group, LLC and were obligated to issue an additional 338,480 shares of common stock. Jet Midwest Group, LLC has sought protection from creditors under the bankruptcy code. The Company is evaluating how and whether the bankruptcy will impact its obligation to continue issuing shares to Jet Midwest Group, LLC.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”) for a three (3) year term to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 410,000 shares of common stock and 1,000,000 warrants over a three-year term. We issued 50,000 shares of common stock and 100,000 warrants upon execution of this agreement, and are to issue 10,000 shares of common stock and 25,000 warrants per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through May 31, 2018, we had issued 150,000 shares of common stock and 350,000 warrants to purchase common stock to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $1.90 per share. The warrants have a cashless exercise feature that can be utilized if the shares underlying the warrants cannot be resold under an effective registration statement filed with the Securities and Exchange Commission by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue an additional 20 million shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. As of May 31, 2018, the Company has not made a contingency for these events, but has expensed these costs, as incurred, which have exceeded the commitment.

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

On February 1, 2018, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2018 and expires on January 31, 2019. Our monthly rent is $4,510, payable in equal monthly installments. On February 1, 2018, the Company prepaid the $54,120, for the full term of the lease. As at May 31, 2018, we recognized $36,080 as a prepaid expense.

Total net rent expense related to our operating leases for the nine months ended May 31, 2018 and 2017, was $38,540 and $16,400 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of May 31, 2018 are as follows:

Year ending August 31,
2018	$5,409
2019	22,284
Total	$27,693

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to May 31, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

We issued units consisting of an aggregate of 1,388,889 shares of common stock and warrants to purchase 1,388,889 shares of common stock, exercisable for three years from issuance at $0.0045 per share, for aggregate gross proceeds of $5,000.

The Company issued 634,818,042 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $1,008,131 and accrued interest of $18,271.

The Company issued 1,754,219,336 shares of common stock for the conversion of 6,323 shares of preferred stock.

Pursuant to our agreement with Brighton Capital, Ltd., we issued 20,000 shares of common stock and a total of 50,000 warrants at an exercise price of $1.90 per share for a term of five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, prospective investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in, or implied by, the forward-looking statements due to a variety of factors, including, but not limited to:

•	our financial performance, including our history of operating losses;

•	our ability to obtain additional funding to continue our operations;

•	our ability to successfully develop, implement and commercialize the Infinitus Super Highway (“Infinitus”);

•	our ability to enter into agreements with airlines that permit us to install our equipment on their aircraft;

•	our ability to enter into agreements with potential customers, vendors and purchasers;

•	changes in the regulatory environments of the United States and other countries in which we intend to operate;

•	our ability to attract and retain key management and other personnel;

•	competition from new market entrants and new technologies;

•	our ability to identify and pursue development of appropriate products; and

•

risks, uncertainties and assumptions described under Section 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, under Part II, Item 1. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018 and in any subsequent filings we make with the Securities and Exchange Commission (the “SEC”) and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report.

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

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1, which expires on September 20, 2018, and all related support materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super Highway.” In exchange for that patent and trademark, we issued to Apcentive a number of shares of our common stock and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of that patent.

We are an early stage company with the principal business strategy of developing, marketing and licensing a high-speed, meshed broadband airborne wireless network by linking aircraft in flight. We call this network the “Infinitus Super Highway.” To our knowledge, no commercial broadband airborne network exists in the world today.

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

If we can successfully complete the development of Infinitus, Infinitus could provide high-speed broadband Internet service to (i) supplement or replace current broadband networks, (ii) serve currently underserved markets, such as maritime, rural and remote locations, (iii) government agencies, including those that provide emergency or disaster relief services, (iv) companies seeking a more secure, reliable private data network, (v) customers onboard aircraft in flight seeking improved Internet access and connectivity and (vi) owners and operators of private jets and small aircraft owners, which in turn, can provide additional aircraft for the Infinitus network. Infinitus could also provide a wireless broadband network that is not vulnerable or susceptible to single points of failure (as is the case with some current networks).

Infinitus was originally based principally on a United States patent that we acquired in August 2016. The patent, which expires on September 20, 2018, gives the holder the right to exclude others in the United States, commensurate with the scope of the patent, from creating a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. We also filed a patent application in the United States on July 25, 2017 seeking rights to exclude others, commensurate with the scope of the patent application, from using our method of synchronizing free space optic links between aircraft in flight, which technology we believe will be instrumental in making Infinitus operate successfully. Currently, this patent application is undergoing prioritized examination at the U.S. Patent and Trademark Office and we are continuing to prosecute this patent application in order to get the patent granted as soon as possible. We also expect to seek the right to exclude others from using this method under an international Patent Cooperation Treaty application.

We are currently in the process of completing the development of Infinitus, and have not licensed Infinitus to anyone or generated any revenue from external customers during the last three fiscal years.

On May 23, 2018, the Company, in connection with the offering of the Units comprised of its Series A Convertible Preferred Stock (the “Preferred Stock”) and related warrants to purchase Preferred Stock, filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada establishing the preferences, rights and limitations of the Preferred Stock issued in the offering. The terms of the Preferred Stock are set forth in the Certificate of Designation, which became effective upon filing.

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

Nine Months Ended May 31, 2018 and 2017

Our operating results for the nine months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended,
	May 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Total operating expenses	54,825,683	27,068,098	27,757,585
Other (income) expenses	(278,326)	150	(278,476)
Net loss	$54,547,357	$27,068,248	$27,479,109

We incurred a net loss of $54.5 million for the nine months ended May 31, 2018 as compared to a net loss of $27.1 million for the same period in 2017. The increase in net loss was due to an increase in operating expenses and other expenses. The increase in operating expenses was mainly attributable to the development and marketing of Infinitus starting in August 2016, stock-based compensation expense related to common stock and warrants issued to consultants and debt holders, and professional fees for consulting, legal and accounting services. The increase in other (income) relates to gain in change in fair value on derivative liabilities and interest expense, primarily from the issuance of convertible notes during the nine months ended May 31, 2018.

We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the nine months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended,
	May 31,
Operating Expenses:	2018	2017	Changes

Marketing and branding	$4,227,012	$1,130,070	$3,096,942
Depreciation	7,345	2,614	4,731
General and administrative expenses	786,835	163,102	623,733
Management fees	102,000	13,135	88,865
Professional fees	4,049,113	1,427,770	2,621,343
Research and development	588,042	704,257	(116,215)
Salaries and wages	786,510	400,658	385,852
Stock based compensation	44,278,826	23,226,492	21,052,334
Total operating expenses	$54,825,683	$27,068,098	$27,757,585

The principal reason for the increase in operating expenses was $44.3 million of stock-based compensation expenses incurred in the 2018 period compared to $23.2 million of stock-based compensation expenses incurred in the 2017 period. In the nine months ended May 31, 2018, stock compensation expense included: (i) $2.0 million in connection with the issuance of 2,113,548 shares of common stock and $13.6 million in connection with the issuance of 5,714,031 warrants to purchase shares to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $316,252 in connection with the issuance of 338,481 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $128,800 in connection with the issuance of 90,000 shares of common stock and $314,923 in connection with the issuance of 225,000 warrants to purchase shares to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $22 million with respect to employee stock options; (v) $5.5 million in connection with the issuance of 3,523,072 warrants to purchase shares to shareholders; (vi) $408,164 in connection with the issuance of 388,740 shares of common stock for services. In the nine months ended May 31, 2017, stock compensation expense included: (i) $12 million in connection with the issuance of 8,839,600 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $1.6 million in connection with the issuance of 1,414,336 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $9.2 million with respect to employee stock options; and (iv) $320,000 in connection with the issuance of 326,656 shares of common stock for services.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which we can potentially assist us in developing and commercializing Infinitus. Furthermore, building our reputation and brand will enhance our ability to attract vendors and customers, like airlines and internet service providers, once Infinitus is ready for commercialization. During the nine months ended May 31, 2018, our company has increased marketing and branding efforts and incurred $4.2 million marketing and branding expenses; whereas, $1.1 million were incurred by our company during the nine months ended May 31, 2017. We expect that our expenditures on marketing and branding will increase in future fiscal periods as we continue to develop Infinitus, and will grow proportionally with our research and development spending.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the nine months ended May 31, 2018, professional fees were $4.0 million compared to $1.4 million for the comparative period in 2017. The increase in professional fees were mainly attributed to the increase in consulting fees related to business, strategic and software development and legal fees related to private placements and public offerings of our securities.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the nine months ended May 31, 2018, research and development expense was $588,042, as compared to $704,257 during the same period in 2017. The reduction in our research and development spending during the nine months ended May 31, 2018 was due to our having limited capital resources, including cash on hand, during the nine-month period, and especially during the third fiscal quarter, to continue funding our development work. As a result of the closing of our public offering of 8,000 units on May 29, 2018, we anticipate that spending on research and development will grow in future fiscal quarters, especially as we prepare for the two-plane test and eventually the 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the nine months ended May 31, 2018, general and administrative expenses increased primarily from travel costs increasing $582,000 as compared to the same period in 2017.

Our other (income) expense for the nine months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended,
	May 31,
Other (Income) Expense	2018	2017	Changes

Interest expense	$4,755,835	$150	$4,755,685
Change in fair value of derivative liabilities	(5,034,161)	-	(5,034,161)
Total other (income) expense	$(278,326)	$150	$(278,476)

During the nine months ended May 31, 2018, our Company recognized $(278,326) in other (income) which included a net gain on change in fair value of derivative liabilities of $5.0 million and interest expense of $4.8 million. The gain on change in fair value of derivative liabilities related to $4.1 million as a day one loss in the fair value of warrants and convertible notes recorded as a derivative liability, $7.8 million as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a gain of $16.9 million in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes issued during the nine months ended May 31, 2018. For the nine months ended May 31, 2017, other expense included $150 of interest expense.

Three Months Ended May 31, 2018 and 2017

Our operating results for the three months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Total operating expenses	10,476,255	9,474,818	1,001,437
Other (income) expense	(4,382,190)	-	(4,382,190)
Net loss	$6,094,065	$9,474,818	$(3,380,753)

We incurred a net loss of $6.1 million for the three months ended May 31, 2018 as compared to a net loss of $9.5 million for the same period in 2017. The decrease in net loss was due to an increase in other income in excess of the increase in operating expenses. The increase in operating expenses was mainly attributed to the development of Infinitus starting in August 2016, stock-based compensation expense related to common stock and warrants issued to consultants and debt holders, and professional fees for consulting, legal and accounting services. The increase in other (income) expense relates to the gain on change in fair value on derivative liabilities and interest expense from the issuance of convertible notes during the three months ended May 31, 2018.

We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the three months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Operating Expenses:	2018	2017	Changes

Marketing and branding	$1,255,280	$523,893	$731,387
Depreciation	2,793	1,885	908
General and administrative expenses	466,803	87,475	379,328
Management fees	60,000	1,500	58,500
Professional fees	2,048,596	668,119	1,380,477
Research and development	18,100	383,606	(365,506)
Salaries and wages	307,231	192,467	114,764
Stock based compensation	6,317,452	7,615,873	(1,298,421)
Total operating expenses	$10,476,255	$9,474,818	$1,001,437

The principal reason for the increase in operating expenses was an increase in marketing and professional fees, partially offset by a decrease in stock -based compensation. We incurred $6.3 million of stock-based compensation expenses in the 2018 period compared to $7.6 million of stock-based compensation expenses incurred in the 2017 period. In the three months ended May 31, 2018, stock compensation expense included: (i) $960,225 in connection with the issuance of 1,530,861 shares of common stock and $13.6 million in connection with the issuance of 5,714,031 warrants to purchase shares to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $153,636 in connection with the issuance of 244,983 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $38,400 in connection with the issuance of 30,000 shares of common stock and $100,904 in connection with the issuance of 75,000 warrants to purchase shares to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $4.7 million with respect to employee stock options; (v) $163,279 in connection with the issuance of 159,235 warrants to purchase shares to shareholders; (vi) $200,000 in connection with the issuance of 300,000 shares of common stock for services. In the three months ended May 31, 2017, stock compensation expense included: (i) $3.1 million in connection with the issuance of 1,139,600 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $410,843 in connection with the issuance of 164,336 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $4.0 million with respect to employee stock options; and (iv) $30,000 in connection with the issuance of 11,798 shares of common stock for services.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which we can potentially assist us in developing and commercializing Infinitus. Furthermore, building our reputation and brand will enhance our ability to attract vendors and customers, like airlines and internet service providers, once Infinitus is ready for commercialization. During the three months ended May 31, 2018, our company has increased marketing and branding efforts and incurred $1.3 million advertising and marketing expense; whereas, $523,893 was incurred by our Company for such purposes during the three months ended May 31, 2017. We expect that our expenditures on marketing and branding will increase in future fiscal periods as we continue to develop Infinitus, and will grow proportionally with our research and development spending.

Professional fees include fees to consultants, investor relations, and legal, accounting and compliance fees for our audit, SEC filings, securities offerings and contracts. During the three months ended May 31, 2018, professional fees were $2.0 million compared to $668,119 for the comparative period in 2017. The increase in professional fees mainly attributed to the increase in consulting fees related to business, strategic and software development and legal fees related to private placements and public offerings of our securities.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the three months ended May 31, 2018, research and development expense was $18,100, as compared to $383,606 during the same period in 2017. The reduction in our research and development spending during the three months ended May 31, 2018 was due to our having limited capital resources, including cash on hand, to continue funding our development work, prior the consummation of our public offering toward the end of the quarter. We anticipate that spending on research and development will grow in future fiscal quarters, especially as we prepare for the two-plane test and eventually the 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the three months ended May 31, 2018, general and administrative expenses increased primarily from travel costs increasing $366,000 as compared to the same period in 2017.

Our other expenses for the three months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Other (Income) Expense	2018	2017	Changes

Interest expense	$3,193,927	$-	$3,193,927
Change in fair value of derivative liabilities	(7,576,117)	-	(7,576,117)
Total other (income) expense	$(4,382,190)	$-	$(4,382,190)

During the three months ended May 31, 2018, our company recognized $(4.4) million in other (income) which included a net gain on change in fair value of derivative liabilities of $7.6 million and interest expense of $3.2 million. The gain on change in fair value of derivative liabilities includes a day one loss in the fair value of warrants and convertible notes recorded as a derivative liability and a gain from the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the three months ended May 31, 2018.

Liquidity and Capital Resources

May 31, 2018 and August 31, 2017

	May 31,	August 31,
Balance Sheet Data:	2018	2017	Changes

Cash	$4,119,148	$217,694	$3,901,454
Working capital (deficiency)	$(9,401,304)	$81,229	$(9,482,533)
Total assets	$5,684,315	$528,326	$5,155,989
Total liabilities	$15,047,885	$421,749	$14,626,136
Total stockholders' equity (deficit)	$(9,363,570)	$106,577	$(9,470,147)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. As previously disclosed, on May 29, 2018, we completed a public offering of 8,000 units consisting of Preferred Stock and warrants to purchase additional shares of Preferred Stock from which we generated $6.7 million, after deducting underwriting discounts and other expenses of the offering. If the warrants included in the offering are exercised, then the Company could receive additional gross proceeds of up to $24 million, although there can be no assurance that the warrants will be exercised in full, or at all. Additionally, during the nine months ended May 31, 2018, we also generated proceeds from the issuances of securities exempt from the registration requirements of the Securities Act, including the following: (i) $1.1 million from the issuance of units that included an aggregate of 1,346,222 shares of common stock and warrants to purchase an additional 1,346,222 shares of common stock that expire in one to five years from the sale date at exercise prices ranging from $0.65to $2.60 per share; (ii) $1.7 million from the exercise of 2,506,063 warrant units; and (iii) $5.7 million from the issuance of convertible notes.

Subsequent to May 31, 2018, we obtained $5,000 in additional capital. We issued units consisting of an aggregate of 1,388,889 shares of common stock and warrants to purchase 1,388,889 shares of common stock, exercisable for three years from issuance at $0.0045 per share, for aggregate gross proceeds of $6,250.

Accordingly, we must obtain additional financing to continue operations at our current level. Although we believe that we have enough cash on hand to fund our upcoming two-plane test, we are unable to predict for how long our cash on hand will fund our operations. We believe that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, it would be available on terms generally as favorable as terms of recent financings.

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

The following table sets forth certain information about our cash flow during the nine months ended May 31, 2018 and 2017:

	Nine Months Ended,
	May 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(11,258,176)	$(3,745,859)	$(7,512,317)
Cash Flows used in Investing Activities	(19,731)	(29,910)	10,179
Cash Flows provided by Financing Activities	15,179,361	3,999,291	11,180,070
Net Increase in Cash During Period	$3,901,454	$223,522	$3,677,932

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2018, net cash flows used in operating activities were $11.3 million, consisting of a net loss of $54.5 million, offset by stock-based compensation of $44.3 million, net gain on change in fair value of derivative liabilities of $5.0 million, amortization of debt discount of $4.6 million, depreciation of $7,345 and an increase in operating liabilities from accounts payable and accrued liabilities of $523,504 and accrued interest of $182,093, as well as an increase in operating assets from prepaid expenses of $1.2 million. Unless and until we general revenue from Infinitus, we expect to continue to generate net losses.

For the nine months ended May 31, 2017, net cash flows used in operating activities were $3.8 million, consisting of a net loss of $27.1 million and was reduced by stock-based compensation of $23 million, depreciation of $2,614 and an increase in accounts payable of $309,036 offset by an increase in operating assets from prepaid expenses of $215,753.

Cash Flows from Investing Activities

For the nine months ended May 31, 2018, we acquired $19,731 of office and computer equipment. For the nine months ended May 31, 2017, we acquired $29,910 of office and computer equipment.

Cash Flows from Financing Activities

For the nine months ended May 31, 2018, net cash flows provided by financing activities was $15.2 million, consisting of proceeds from the issuance of convertible notes of $5.6 million, proceeds from the issuance of common stock from share subscriptions in exempt private placements of $1.1 million, proceeds from the exercises of warrants of $1.7 million and proceeds from the consummation of our public offering of units consisting of Preferred Stock and warrants to the purchase shares of Preferred Stock of $6.7 million.

For the nine months ended May 31, 2017, net cash flows provided by financing activities were $4.0 million, consisting of proceeds from issuance of common stock from share subscriptions in exempt private placements of $3.0 million, exercises of warrants of $940,000 and loans from related parties of $39,615.

Off Balance Sheet Arrangements

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

The material estimates for our company are that of income tax valuation allowance recorded for deferred tax assets and stock-based compensation. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2018 and 2017 was estimated using our common stock for convertible notes and the average historical volatility of three public companies offering services similar to ours for warrants and stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on the grant date.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $92 million through May 31, 2018 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $588,042 and $704,257 were incurred for the nine months ended May 31, 2018 and 2017, respectively.

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

Stock-based compensation of $44,278,826 and $23,226,492 were incurred for the nine months ended May 31, 2018 and 2017, respectively.

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

Our company issued 40 million shares of common stock for the acquisition of certain intellectual property. Due to the lack of readily available market information and because the shares represented approximately 54% of the outstanding common stock shortly after the issuance, our company hired an independent third party firm to perform a valuation on the acquired intangible assets. It was determined that the intellectual property had no value because future economic benefit could not be determined.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. Management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of May 31, 2018 from those disclosed in Part II, Item 7A. “Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the previously reported material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and remedial measures described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as previously disclosed, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018, except as set forth below.

We have outstanding convertible notes and convertible preferred stock with fluctuating conversion rates that are set at a discount to market prices of our common stock during the period immediately preceding conversion, which may result in material dilution to our common stockholders.

As of July 6, 2018, we had outstanding unsecured convertible notes issued to a number of unrelated third parties in the aggregate principal amount of approximately $2.1 million. These unsecured convertible notes are convertible into shares of our common stock at a price per share equal to 70% of the lowest price at which our common stock traded during the 20 or 25 days preceding the conversion date. Additionally, on May 29, 2018, we completed a public offering of 8,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and one Series 1 warrant to purchase one share of Series A Convertible Preferred Stock, one Series 2 warrant to purchase one share of Series A Convertible Preferred Stock and one Series 3 warrant to purchase one share of Series A Convertible Preferred Stock, each exercisable at an initial exercise price of $1,000 per share of Series A Convertible Preferred Stock The Series A Convertible Preferred Stock issued in the offering, and the additional shares of Series A Convertible Preferred Stock that may be issued upon exercise of the warrants, are also convertible into shares of our common stock at a price discounted to the market price of our common stock at price equal to the lesser of $0.71 per share or 82.5% of the lowest volume weighted average price at which our common stock traded during the five trading preceding and including the conversion date. Conversions under these convertible securities have resulted, and will continue to result, in material dilution to existing stockholders of our company. Specifically, as of July 6, 2018, 6,323 of the original 8,000 issued shares of Series A Convertible Preferred Stock have been converted into 1,754,219,336 shares of common stock. Because the conversion prices of the notes and preferred stock are based upon the trading prices of our common stock at the time of conversion, the number of shares of common stock into which the notes and preferred stock may be converted may increase without an upper bound. If the trading prices of the common stock remains low when the conversion price of our remaining outstanding convertible notes and/or preferred stock is determined, we will be required to issue a higher number of shares of our common stock to the converting noteholder or preferred stockholder, which will cause substantial additional dilution to our stockholders. In addition, if any or all of the holders of our convertible notes and/or preferred stock convert and then sell our common stock, this could result in an imbalance of supply and demand for our common stock and further reduce our stock price. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion, resulting in further dilution to our stockholders. Because a market price-based conversion formula can lead to dramatic stock price reductions and corresponding negative effects on both a company and its stockholders, convertible security financings with market price-based conversion ratios have colloquially been called “floorless,” “toxic,” “death spiral,” and “ratchet” convertibles.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the unregistered sales of equity securities completed during the three months ended May 31, 2018 that were previously reported in Current Reports on Form 8-K filed with the SEC, the Company also completed the following unregistered sales of common equity:

On or about March 2, 2018, we sold to a trust a unit which consists of (i) 31,500 shares of our common stock and (ii) a 3-year warrant to purchase 31,500 shares of our common stock at a price of $2.00 per share, for a total purchase price of $63,000. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about May 9, 2018, as compensation for services, we issued to Evert Van Den Brandhof 300,000 shares of our common stock. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

During the fiscal quarter ended May 31, 2018, as compensation for services pursuant to a previously disclosed agreement, we issued to Brighton Capital, Ltd. 30,000 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

During the fiscal quarter ended May 31, 2018, we issued 91,448 shares of common stock to a note holder upon the exercise of previously outstanding 60,000 warrants on a cashless basis and 100,000 shares of common stock on the exercise of previously outstanding 100,000 warrants for proceeds of $65,000 .

During the fiscal quarter ended May 31, 2018, we sold to individuals units which consisted of (i) 2,000 shares of our common stock and (ii) 3-year warrants to purchase 2,000 shares of our common stock at $1.25 per share, for a total purchase price of $2,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

During the fiscal quarter ended May 31, 2018, we issued 8,418,018 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $3,051,500 and accrued interest of $103,274.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation, effective as of July 31, 2017	8-K	3.1	08/01/2017
3.2	Certificate of Amendment to Articles of Incorporation, filed June 18, 2018	8-K	3.1	06/20/2018
3.3	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	05/29/2018
3.4	Amended and Restated Bylaws effective as of July 30, 2017	8-K	3.2	08/01/2017
4.1	Amendment to the $287,500 Promissory Note dated September 15, 2017 issued by Airborne Wireless Network to Black Mountain Equities, Inc.	8-K	4.1	03/20/2018
4.2	10% Convertible Promissory Note, dated as of March 30, 2018, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.1	04/05/2018
4.3	10% Convertible Promissory Note, Back-end Note, dated as of March 30, 2018, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	04/05/2018
4.4	Amendment to $86,250 Promissory Note dated October 3, 2017 to Lucas Hoppel	8-K	4.3	04/05/2018
4.5	Convertible Debenture, dated as of April 9, 2018, issued by Airborne Wireless Network YA II PN, Ltd.	8-K	4.1	04/13/2018
10.1	Services and Compensation Agreement, dated March 6, 2018, between Airborne Wireless Network and South Bay Aviation Inc.	8-K	10.1	03/12/2018
10.2	Securities Purchase Agreement, dated as of March 30, 2018, by and between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.1	04/05/2018
10.3	Securities Purchase Agreement, dated as of April 9, 2018, by and between Airborne Wireless Network and YA II PN, Ltd.	8-K	10.1	04/13/2018
10.4	Warrant, dated as of April 9, 2018, issued by Airborne Wireless Network to YA II PN, Ltd.	8-K	10.2	04/13/2018
10.5	Underwriting Agreement, dated May 23, 2018, between Airborne Wireless Network and Maxim Group LLC	8-K	10.1	05/29/2018
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith

† Management contract or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRBORNE WIRELESS NETWORK

Dated: July 10, 2018	By:	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer
(Principal Executive Officer)

Dated: July 10, 2018	By:	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

