Form 10-K
period 2018-08-31
AIRBORNE WIRELESS NETWORK
filed 2018-11-14
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of February 28, 2018, the last business day of the Registrant’s most recently second fiscal quarter, was approximately $154,995,770.

The number of shares of the Registrant's $0.001 par value outstanding common stock as of November 8, 2018 was 1,517,216,617.

AIRBORNE WIRELESS NETWORK

ANNUAL REPORT ON FORM 10-K

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	58

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise, except as required by law. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Prospective investors should read this annual report and the documents we have filed as exhibits to the registration statement of which this annual report forms a part with the understanding that our actual future results may be materially different from what we expect.

INDUSTRY DATA

Unless otherwise indicated, information contained in this annual report concerning our industry and the markets in which we plan to operate, including our general expectations and potential market position, market opportunity and market share, is based on information from our own management estimates and research, as well as from industry and general publications and research, surveys and studies conducted by third parties. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. In addition, assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this annual report under the heading “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates. For additional information, see “Cautionary Statement Regarding Forward-Looking Statements.”

PART I

Item 1. Business.

Airborne Wireless Network (the “Company,” “we,” “us,” or “our”) was formed as a Nevada corporation on January 5, 2011 under the name “Ample-Tee” to engage in the business of promoting, marketing, selling and distributing hard to find ergonomic products for the physically disabled.

On October 20, 2015, our current President, Treasurer and Secretary, J. Edwards Daniels, acquired control of the Company by purchasing from Lawrence Chenard, our former president, 2,803 shares of our common stock for a purchase price of $250,000 (2,667 of which shares were delivered by Mr. Daniels to the Company for cancellation without consideration in August 2016).

On May 19, 2016, we changed our name to “Airborne Wireless Network” to better align our name with our intention to develop and deliver next generation global connectivity.

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1, which expired on September 20, 2018 and all related support materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super Highway.” In exchange for that patent and trademark, we issued to Apcentive a number of shares of our common stock and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of that patent.

On August 24, 2018, we effected a 30,000-to-1 reverse split of our common stock. As a result of the reverse split, every 30,000 pre-split shares of the Company’s common stock outstanding on the effective date of the reverse split were automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from approximately 8,888,443 to approximately 296,000 (subject to the rounding up of fractional shares). All historical share balances and share price-related data in this annual report have been adjusted based on the 30,000-to-1 reverse split ratio.

Our principal executive office is located at 4115 Guardian Street, Suite C, in Simi Valley, California 93063 and our telephone number is (805) 583-4302. Our fiscal year end is August 31.

Overview

We are an early-stage company with the principal business strategy of developing, marketing and licensing a fully meshed, high-speed broadband airborne wireless network by linking aircraft in flight. We call this network the “Infinitus Super Highway.” To our knowledge, no fully meshed commercial broadband airborne network exists in the world today.

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

Infinitus was originally based principally on a United States patent that we acquired in August 2016. The patent, which expired on September 20, 2018, gave the holder the right to exclude others in the United States, commensurate with the scope of the patent, from creating a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. We also filed a patent application in the United States on July 25, 2017 seeking rights to exclude others from using our method of synchronizing free space optic links between aircraft in flight, which technology we believe will be instrumental in making Infinitus operate successfully. Currently, this patent application is undergoing prioritized examination at the U.S. Patent and Trademark Office and we are continuing to prosecute this patent application in order to get the patent granted as soon as possible. On July 25, 2018, we also filed an application seeking rights to exclude others from using this method under the international Patent Cooperation Treaty (“PCT”).

We are currently in the process of completing the development of Infinitus, and have not licensed Infinitus to anyone or generated any revenue from external customers during the last three fiscal years. During the fiscal years ended August 31, 2018 and 2017, we recorded net losses of ($76,683,224) and ($36,912,959), respectively. Our total assets as of August 31, 2018 and 2017 were valued at $1,210,248 and $528,326, respectively.

We have a three-pronged plan to commercialize Infinitus, which is described more fully below.

Current Limitations on the Current Broadband Wireless Network

As the proliferation of mobile devices and tablets has grown, so too has the dependency on such devices, and the need -- or rather demand -- for more bandwidth. Regardless of application; telecommunications, Internet, airborne, maritime or remote, with current technology, we believe that there is not enough available bandwidth to adequately support that growth.

Limited satellite bandwidth, combined with the inherent air-to-ground connectivity challenges of current solutions, underscores the challenges to meet the current and growing demand. Add the significant limitations of current technology, especially when it involves trans-oceanic journeys, we believe that the need for new, comprehensive solutions becomes apparent.

Much of the air traveling public is familiar with traditional airborne services, as many airlines offer “Wi-Fi” services. The integrity of those services depends on a single link, either accessing a cellular tower, or a satellite. This limits customer usage to non-real time services, as such technology suffers from “single points of failure” and there simply is not enough bandwidth for current demands, let alone for the future. Accordingly, service is often interrupted and slow, due to an infrastructure not designed to handle the demand for data traffic. The reason for slow data-rates is that data is “stored and forwarded,” meaning onboard equipment holds the data until the next link is available.

Our Proposed Solution - Infinitus

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

In May 2017, we conducted our first airborne test of the system, using two Boeing 767 aircraft and a temporary mobile mast system to emulate a ground station (“Proof of Concept flight test”). The two Boeing 767 aircraft were provided by Jet Midwest Group, LLC under the terms that company’s agreement with the Company. During the Proof of Concept flight test, FAA and electromagnetic field interference tests were completed successfully. The Proof of Concept flight test also successfully demonstrated, on a micro scale, the ability of aircraft equipped with Infinitus to act as airborne repeaters or routers to send and receive broadband signals from one aircraft to another. The tests also successfully demonstrated aircraft-to-ground communication; ground-to-aircraft communication; and aircraft-to-aircraft-to-ground-and-back communication.

We will need to complete the software development and the design and development of the customized hardware to enable Infinitus and implement our business plan. To do so, we will need to achieve the following three milestones:

• First Milestone: Complete a high-bandwidth demonstration utilizing free space optics and radio frequency synchronization.

We intend to complete this demonstration by conducting a two-plane test utilizing two Cessnas (or equivalent planes) (the “Cessna Proof of Test”) installed with Infinitus technology incorporating the free space optics underlying the Company’s patent application filed on July 25, 2017, which seeks the right to exclude others, commensurate with the scope of the patent application, from using our method of synchronizing free space optic links between aircraft in flight and radio frequency synchronization. The intent of the Cessna proof of test is to establish a radio frequency link between the two aircraft to share position information and then establish a free space optical (laser) link for acquisition and optical transmission of data, to measure, among other things, throughput and data packet-loss rates. The test is being designed to prove that “self-synchronizing” and “self-restoring” airborne free space optic links are feasible and practical. Prior to commencing the Cessna Proof of Test, we intend to complete lab and field tests including static and dynamic testing of the hardware at various distances and conditions.

In this regard, we engaged iNTELLICOM Technologies, Ltd. (“Intellicom”) in February 2017 to help us manage the development and coordination of our Radio Frequency (“RF”) and free space optics equipment, ranging from test-equipment/test protocols, to modem selection/modification, RF and antenna gear. Intellicom, with which we entered into a formal contract in December 2017, is presently working with the Company and its primary software and free space optic developers to prepare for the next milestones. Under our contract with Intellicom, Intellicom agreed to provide such skilled communications engineering services to the Company and we agreed to pay for these services in accordance with Intellicom’s stated hourly rates. The term of the agreement expires upon the completion of all services to be provided thereunder by Intellicom, and also may be terminated by either party without cause upon 30 days’ prior written notice. The agreement also contains standard events of default, which, if experienced by one party, permit the other party to terminate upon written notice.

Also, in this regard, we engaged Thinking Different Technologies B.V. (“TDT”) in June 2017 under a Software Development Agreement to help us complete development of the software for Infinitus. TDT is a Netherlands-based software developer and engineering development company that engages in research, development, prototyping and patenting of numerous cutting-edge technologies, including chaos non-linear telecommunication and radio technology, anti-inertia phenomenon and economy of fuel in automotive and aviation industries, among others. Pursuant to the Software Development Agreement, TDT is to develop, deliver, help integrate, support and maintain custom software for use by the Company in connection with the Company’s development of Infinitus. As compensation for these services pursuant to the Development Agreement, the Company has agreed to pay TDT a development fee which shall not exceed $1,000,000. In November 2018, the Company announced that TDT had completed the custom software necessary for ongoing field and lab tests of the Company’s free space optics units and the contemplated Cessna Proof of Test.

We also engaged Mynaric AG, formerly known as ViaLight Communications GmbH (“Mynaric”), in 2017 pursuant to a Design and Manufacturing Services Agreement to work to integrate Mynaric’s innovative free space optic technology into our patent application which seeks the right to exclude others, commensurate with the scope of the patent, from using our method of synchronizing free space optic links between aircraft in flight to be incorporated into Infinitus. Under the Design and Manufacturing Agreement, the Company and Mynaric collaborate in the development of a custom hybrid frequency-free space optic-based communication system product(s) for use in connection with our development of Infinitus. The specific pricing, payment specifications and delivery requirements of each product and equipment delivery are governed by individual purchase orders placed under the agreement. Among other things, in addition to these specific product terms, the Design and Manufacturing Agreement provides for the system of placing and finalizing product orders, engineering change orders, product delivery parameters, reporting, communication, product quality control, respective intellectual property rights of the parties, non-competition/non-solicitation and cancellation rights. The Design and Manufacturing Services Agreement expires after five (5) years from August 2017, with automatic renewals for additional one (1) year periods (on the same terms). Mynaric delivered two hybrid frequency-free space optic-based communication units to the Company during the summer of 2018. The Company and Mynaric are in the process of integrating the Mynaric two hybrid frequency-free space optic-based communication units into the Company’s hardware and software.

We are also collaborating with GE Aviation, one of the GE Business Units, which we believe could accelerate the development of our proprietary hybrid radio and free-optics communications system. Under our arrangement with GE Aviation, GE Aviation will arrange for tactical-grade inertial reference units with embedded GPS that can be utilized for heading, pointing, attitude and stabilization of the Infinitus system to be provided for our Cessna Proof of Test. We believe these units should help assure a successful result.

In addition, following the Cessna Proof of Test, we plan to engage a highly experienced antenna designer to develop and produce the customized airborne antennae that will need to be installed on all aircraft to enable Infinitus. At that time, we also plan to engage an FAA-certified OEM manufacturer to design, develop and produce the storage module, or line replacement unit, that will be used to house the software and which will be installed on the aircraft. The engagement and retention of these designers and manufacturers, which will be FAA-designated “Designated Engineering Representatives” and “Designated Airworthiness Representatives,” is a precondition to us being able to proceed with further planned testing of Infinitus.

In addition, we have engaged legal and other consultants, including two national law firms and a telecommunications consulting firm, to assist us with development and implementation of domestic and international regulatory changes necessary to support Infinitus; the acquisition of spectrum rights for Infinitus and/or its implementation partners; negotiating and obtaining the referred spectrum band(s) for Infinitus to operate effectively, the minimum amount of spectrum required to support Infinitus, the potential for sharing with other co-frequency services; the potential for operations on a secondary versus primary basis; the potential for partners to secure spectrum rights on behalf of the Company; the potential for staged national/regional roll-out versus global implementation; and the potential for national licensing via spectrum auctions.

We expect to achieve this first milestone in the next six to nine months, and believe we will need to expend approximately $500,000-$1,000,000 in additional funds, which funds we do not currently have on hand.

• Second Milestone: Obtain an initial FAA approval for installation on aircraft

We need to achieve and obtain an initial FAA-issued Supplemental Type Certificate approving the design and installation of our equipment on aircraft. We plan on initially obtaining such a certificate for installation on 737-800 aircraft, which would allow Infinitus hardware to be permanently installed on those aircraft. We may also consider other aircraft for the testing. We also need to obtain an FAA-issued Parts Manufacturing Approval that would allow the Company to be the manufacturer of record and produce equipment for installation on multiple 737 aircraft. We would thereafter seek additional Supplemental Type Certificates for other aircraft outside the 737-800 series types as they are added to the network. As part of this effort, we intend to conduct a larger airborne test involving up to 20 commercial aircraft, which will confirm billable function of data transfer. Subject to obtaining needed capital, we expect to achieve this second milestone in the next 12-24 months, and believe it will cost approximately $60 million to achieve.

• Third Milestone: Set up capability to roll out Infinitus

If the 20-aircraft test is successful, which will require the utilization of our equipment at multiple ground stations, then we will have also determined the equipment requirements for future ground stations. This will be tentatively coordinated with partners such as Zayo and other telecommunication companies or similar companies. These types of companies own many of the physical locations that can interface with our proprietary antennae and associated harnesses to interface with their site equipment. We will then need to establish initial quality control functions including quality control manuals and procedures in support of our FAA-issued Parts Manufacturing Approval. This will support the necessary control functions to facilitate the installation of our equipment on aircraft and on the ground. Lastly, the Company will need to establish a secure facility where we will conduct final assembly of our equipment. This space will also house a laboratory and will need to be 2,000 square feet or larger, in accordance with FAA guidelines. We cannot yet predict when we will achieve this third milestone, but believe achieving this third milestone will ultimately cost approximately $350 million.

Creating the Fully Meshed Broadband Wireless Network--Contracting with Commercial Airlines and Traditional Data Transfer Providers

In order to commercialize Infinitus, our equipment will have to be installed on a sufficient number of aircraft so that a fully meshed broadband airborne wireless network will be available 24 hours a day and 7 days a week in the geographic territories we initially intend to cover. In that regard, we plan to enter into agreements with commercial airlines (passenger and cargo) that will allow us to install our equipment on their aircraft. Although we cannot currently predict what the final terms and conditions of the agreements we plan to negotiate and enter into with commercial airlines will be, we believe commercial airlines will be amenable to such agreements because Infinitus will enhance their overall customer service by providing better Internet access and connectivity to their customers onboard aircraft in-flight. We may simultaneously or subsequently enter into agreements with owners and operators of private jets and small aircraft owners, which in turn, can provide additional aircraft for the Infinitus network.

Our initial market will be the continental United States. For the United States, we currently estimate that we will need to have our equipment installed on approximately 2,000 aircraft. These models and network features are being refined during our development phase and will require additional modeling that will, in turn, be verified and ratified through the testing and development phases.

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

The airborne portion of the system is made up of radio frequency and free-space optics antennae and control boxes. The control boxes are mounted within the aircraft close to the antennae for efficiency. There are four types of control boxes, all of which are fairly small:

•	the first type controls all data in and out of the aircraft;

•	the second type processes positional information of all neighboring aircraft;

•	the third type contains the system’s security features and overall management interfaces and it shares management data with the central (ground-based) control system; and

•	the fourth type controls the tracking features and dynamic performance of the radio frequency and free space optics antennae.

The antennae, which are smaller than traditional satellite antennae and are placed in small bubbles, are called radomes. We use optically transparent radomes for the free space optics and opaque radomes for the RF. As described elsewhere in this annual report, this equipment will require FAA certification, both for the near-term types as well as the production roll-out versions. Initially, the Company will use radomes with established STC’s that will be adapted to our system requirements. Two sets are mounted on the bottom to communicate between aircraft and the ground stations (portals), and two sets are top mounted to communicate with nearby aircraft only. The combination of all would provide up to four sets of independent radio frequency and free space optic links between aircraft, creating a global mesh. Each aircraft will have this set of hardware making each aircraft a “node” within the mesh group. Each mesh group will serve a geographic region comprised of multiple mesh groups. The location of where our equipment will be installed on a typical commercial aircraft is depicted below.

We are in the process of finalizing the design of the control boxes and customizing the antennae for use in Infinitus. We currently anticipate that all equipment will be manufactured by third parties pursuant to our STCs and PMA. The completion of the design and initial manufacture of the equipment is a precondition to the conducting of our 20-plane test, which we believe will occur in the next 12-24 months.

For the Proof of Concept flight test that we completed in May 2017, we utilized prototype versions of these components including a ground transceiver, two airborne transceivers and a fixed antenna. The base station on the ground was equipped with an omni-directional antenna.

Although all components will be manufactured by third parties who are experts in their respective fields, such manufacturing would be done on an original equipment manufacturer’s basis, to our specifications. We would be the owner of the design of such components and responsible ultimately for the quality of each component and, except when required by the FAA rules, responsible for compliance with the applicable FAA Parts Manufacturing Authority. See “-Licenses and Regulation.” To ensure that we remain compliant with our Parts Manufacturing Approvals, we will maintain manufacturing oversight; this will include establishing and maintaining a product management facility controlled by us where we will oversee final assembly of the equipment.

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

There are a number of possibly competing systems that rely on launching large numbers of satellites. Potential competitors include, but are not limited to:

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

•	Viasat Inc., which offers a satellite-based Internet service;

•	Facebook, Inc., which is attempting to create a network in the sky utilizing drones with wingspans the size of Boeing 737/757 aircraft; and

•	Google, Inc., which is attempting to create a network in the sky utilizing drones or balloons.

To our knowledge, the closest approach to Infinitus is Facebook’s proposed use of drones to provide network coverage. This approach resembles Infinitus, with two major differences. First, we believe that the use of large, unmanned drones (with wingspans the size of a Boeing 737/757 aircraft) flying overhead, solely depending on solar power, may not to be the safest method for providing this service. Second, we began developing Infinitus with a U.S. patent that protected Infinitus from competitors seeking to utilize our technology, although this patent expired on September 20, 2018. However, we also filed an additional patent application on July 25, 2017 seeking the right to exclude others, commensurate with the scope of the patent application, from using our method of synchronizing free space optic links between aircraft in flight, which we believe, if obtained, will be instrumental in making Infinitus operate successfully. Currently, this patent application is undergoing prioritized examination at the U.S. Patent and Trademark Office and we are continuing to prosecute this patent application in order to get the patent granted as soon as possible. We do not believe that our competitors own similar patents nor do they have a license to use the technology covered by our patent application.

Research and Development

Research and development expenses were $1,902,452 and $1,086,599 for the fiscal years ended August 31, 2018 and 2017, respectively. Most of these funds have been spent on the development and testing of Infinitus. We expect to continue to spend substantial amounts of our available cash on the development and testing of Infinitus in the near future.

Employees

As of October 31, 2018, we had eight full-time employees and nine total employees. Additionally, we utilize the services of consultants to assist with the development of our business. We consider our relationship with our employees to be good.

We anticipate that human resource planning will be a part of an ongoing process that will include regular evaluation of our operations. We intend to hire additional employees at such time as we determine it is appropriate.

Licenses and Regulation

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies and rates repair stations to perform aircraft maintenance, and preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States pursuant to an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the FAA Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued STC approving the design of the modified aircraft type. As our equipment would constitute a major modification, we will need to obtain an STC for each aircraft type operated by each airline on whose aircraft our equipment will be installed. Separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different airlines.

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a PMA which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent FAA regulations which are included in its production quality control system. We plan to routinely apply for such PMAs and supplements. We plan to utilize qualified and approved suppliers. We also plan to be the sole owner of the design, and be responsible for the quality, of each component in accordance with the applicable PMA.

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

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (“BAA”) or Bilateral Aviation Safety Agreement (“BASA”) with Implementation Procedures for Airworthiness (“IPA”) provides for airworthiness technical cooperation between the FAA and its counterpart civil aviation authorities. Pursuant to a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate. For countries with which the FAA does not have a BAA or BASA, we must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification approval, Infinitus would be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to comply with all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in any country in which such partner registers aircraft when there are no applicable bilateral agreements could lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleets.

Federal Communications Commission

The FCC is responsible for managing and licensing the electromagnetic spectrum for broadband wireless communications in the United States. Currently, only the 849-851 MHz and 894-896 MHz bands have been designated by the FCC for exclusive nationwide licenses to provide radio telecommunications services to persons on aircraft. The FCC has pending before it a rulemaking proceeding proposing to authorize the use of spectrum in the 14.0-14.5 GHz bands for an air-to-ground mobile broadband service on a secondary basis, but has not yet allocated this spectrum for commercial air-to- ground services. Given its business goals and the limited amount of spectrum presently expressly allocated for commercial mobile aeronautical service by the FCC, Infinitus is presently evaluating the appropriate spectrum to provide its services in the continental United States. If the spectrum we identify as appropriate for Infinitus has not been expressly allocated for commercial aeronautical mobile service by the FCC, we will need to petition the FCC to initiate a rulemaking proceeding to designate such spectrum for commercial mobile aeronautical mobile service, and to adopt service rules for use of such spectrum. There can be no assurances if or when the FCC will initiate such a rulemaking proceeding in response to a request by us, or that the outcome any such rulemaking proceeding will be favorable to Infinitus. Even if the FCC allocates the spectrum required for Infinitus, it will be necessary to obtain the FCC Licenses to use a portion of this spectrum for Infinitus. We cannot provide any assurances if and when we will receive such spectrum allocation and/or the FCC Licenses necessary to operate Infinitus on a permanent basis.

We have obtained experimental special temporary authority from the FCC to begin tests of portions of our proposed air-to-air and air-to-ground meshed network system. See “Licenses and Regulation - Regulatory Status.” We may need to obtain additional experimental authorizations and licenses from the FCC to test and develop Infinitus. We anticipate that we will receive such experimental authorizations in the ordinary course, but there can be no assurances that this will be the case. If and when the FCC grants us any required experimental authorizations and other FCC Licenses necessary to operate Infinitus, any breach of the terms of the FCC Licenses us from time to time, or any violation of the Communications Act the FCC’s rules and policies, could result in the revocation, suspension, cancellation, modification or reduction in the term of a license or the imposition of monetary fines. From time to time, the FCC may monitor or audit our compliance with the Communications Act and the FCC’s rules and policies or with the terms or conditions of our FCC Licenses, including in response to a complaint filed by a third party alleging our noncompliance or violation of the Communications Act and the FCC’s rules and policies or with the terms or conditions of our FCC Licenses. In addition, the Communications Act, from which the FCC obtains its authority, or the FCC’s rules and policies, may be amended in the future in a manner that could be adverse to us. The FCC from time to time may initiate a rulemaking proceeding to allocate spectrum for or change its rules and policies governing the aeronautical services proposed by us. It is not possible to predict what changes the FCC may propose or, if adopted, the likely impact of any such changes on our proposed aeronautical service and business.

Regulatory Status

The FAA has issued us a project number, ST16664LA-T, for our initial STC application. Upon approval of our STC application, we will be certified to install our broadband and transceiver system on Boeing 757-200 aircraft. We intend to seek certification for most of the world’s common commercial aircraft types, including the Boeing 737 and Airbus A320/21 series aircraft. Similar certificates would need to be approved for each additional aircraft type. We completed our Proof of Concept flight test on two Boeing 767-300ER aircraft and a temporary mobile mast station that emulated a ground station. This test was successfully completed on May 31, 2017 under a FAA-approved experimental operating certificate and a FCC experimental special temporary authorization number 0378-EX-ST-2017X. Prior to our Proof of Concept flight test, we successfully completed ground demonstrations on two static 757-200 aircraft. We anticipate that this testing will ultimately result in our obtaining a STC, though we do not currently hold one and there can be no assurance that we will be granted one in a timely manner, or at all.

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

In March 2017, we filed with the FCC an application for an experimental special temporary authorization, file number 0378-EX-ST-2017X, to begin air-to-air and air-to-ground meshed network system evaluations. That license was granted in May 2017 and allowed us to complete the Proof of Concept flight test. This certificate has since expired. We are in ongoing discussions with the FCC to obtain final FCC approvals. For additional information regarding FCC licenses and authorizations, see “Risk Factors - Regulation by United States and foreign government agencies, including the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, and the FCC, which is responsible for issuing spectrum licenses in the United States, requires us to obtain certain certifications, and any changes in relevant regulatory schemes may increase our costs of providing Infinitus or require us to change or discontinue Infinitus.”

Patents, Proprietary Rights and Know-How

Our intellectual property consists of (i) a patent application in the United States on July 25, 2017 seeking to exclude others, commensurate with the scope of the patent application, from using our method of synchronizing free space optic links between aircraft in flight, and (ii) an application for the servicemark “Infinitus Super Highway,” which is pending at the U.S. Patent & Trademark Office (U.S. Serial No. 87670983). Currently, the patent application is undergoing prioritized examination at the U.S. Patent and Trademark Office and we are continuing to prosecute this patent application in order to get the patent granted as soon as possible. On July 25, 2018, we also filed an application seeking rights to exclude others from using this method under the international PCT. U.S. patent No. 6,285,878 B1, which we acquired in 2016 but expired on September 20, 2018, previously gave us the right to exclude others in the United States, commensurate with the scope of the patent, from creating a high-speed broadband wireless network by linking commercial aircraft in flight. For more information regarding our intellectual property, please see the IP-related risks in the section titled “Risk Factors” in this annual report.

Geographic Information

We have not generated any revenue from any customers since our inception. The following tables list revenue and property and equipment, net by geographic area:

	As of August 31,
	2018	2017
Property and equipment, net:
United States	$34,610	$25,348
Rest of the world	-	-
Total property and equipment, net	$34,610	$25,348

Securities Exchange Act Reports

Our Internet address is www.airbornewirelessnetwork.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website into this annual report). We make available free of charge on our Internet website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at www.sec.gov.

Item 1A. Risk Factors.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Our ability to generate revenue will depend on our ability to have our equipment installed on aircraft in order to create the Infinitus mesh network. A mesh network is a network topology in which each node relays data for the network. All mesh nodes cooperate in the distribution of data in the network. In order to create a mesh network over the continental United States that operates 24 hours a day and 7 days a week, we believe that we will need to have our equipment installed on at least 2,000 aircraft that fly in the continental United States. To expand outside the continental United States, we will need to have our equipment installed on a significantly greater number of aircraft. If we are unable to create the mesh network, we may not be successful in commercializing Infinitus. As an early-stage company with a new product, we anticipate that we may have difficulty getting access to the major airlines to negotiate the installation of our equipment on their aircraft. No assurance can be given that we will be successful in persuading airlines to install our equipment.

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

Our business will depend upon the entering into of agreements with customers to use Infinitus.

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

To date, we have relied primarily on private and public sales of our common stock, preferred stock and warrants and convertible securities to fund our operations. We will require additional financing in the near and long term to fully execute our business plan, including the completion of our proposed airborne test of the system involving 20 commercial aircraft as well as to cover our operational costs while we obtain all relevant certifications, negotiate relevant agreements and otherwise fully develop and commercialize Infinitus. We estimate that to fully complete development of Infinitus and commence commercialization we will require over $400 million of additional financing, assuming we can progress on our current timetable. Any material delays would result in us requiring additional financing.

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into shares of our common stock. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into shares of our common stock, our existing stockholders could suffer significant dilution in their percentage ownership of our company. As a consequence, in order to prevent the trading price of our common stock from falling precipitously, we may effect one or more additional reverse splits of our common stock. In addition, any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, and we may grant holders of such securities rights with respect to the governance and operations of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We have incurred operating losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant losses since inception and expect to continue to incur losses for the foreseeable future. We incurred net losses of $76,683,224 and $36,912,959, resulting in a total accumulated deficit of $113,812,053 and $37,128,829, during the fiscal years ended August 31, 2018 and 2017, respectively. We have devoted substantially all of our financial resources and efforts toward developing Infinitus. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue to develop Infinitus. We must succeed in developing and commercializing Infinitus and generate significant revenue to become and remain profitable. There can be no assurance that we complete the development and commercialization of Infinitus, and therefore, we may never generate revenues that are significant enough to achieve profitability.

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

Regulation by United States and foreign government agencies, including the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, and the Federal Communications Commission (the “FCC”), which is responsible for issuing spectrum licenses in the United States, requires us to obtain certain certifications, and any changes in relevant regulatory schemes may increase our costs of providing Infinitus or require us to change or discontinue Infinitus.

We are subject to various regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we may desire to offer Infinitus. The two U.S. government agencies that will have primary regulatory authority over our operations are the FAA and the FCC.

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA. FAA certification is required for all equipment installed on commercial aircraft and type-certificated business aircraft, and certain of our operating activities will require that we obtain FAA certification as a parts manufacturer. FAA approvals required to operate our business include Supplemental Type Certificates (“STCs”) and Parts Manufacturing Approvals (“PMAs”). Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining or change in, needed FAA certifications, authorizations or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. We expect that the FAA will closely regulate many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations or other approvals on which our manufacturing, installation, maintenance, preventive maintenance and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations could generally increase our costs of compliance.

The FCC is responsible for managing and licensing the electromagnetic spectrum for broadband wireless communications in the United States. Currently, the 849-851 MHz and 894-896 MHz bands have been designated by the FCC for exclusive nationwide licenses to provide radio telecommunications services to persons on aircraft (the “800 MHz ATG Band”). In addition to the 800 MHz ATG Band, the FCC has allocated certain spectrum for satellite-based services to aircraft, including L-band mobile satellite spectrum and spectrum in the 10.95-11.2 GHz, 11.45-11.7 GHz, 11.7-12.2 GHz, and 14.0-14.5 GHz bands for communications between fixed satellite service geostationary-orbit satellites and earth stations on aircraft. The FCC also has pending before it a rulemaking proceeding proposing to authorize the use of spectrum in the 14.0-14.5 GHz bands for an air-ground mobile broadband service on a secondary basis, but has not yet allocated this spectrum for commercial air-to- ground services. Given its business goals and the limited amount of spectrum presently expressly allocated for commercial mobile aeronautical service by the FCC, we are presently evaluating the appropriate spectrum to provide our Infinitus services in the continental United States. If the spectrum we identify as appropriate for Infinitus has not been expressly allocated for commercial mobile aeronautical service by the FCC, we will need to petition the FCC to initiate a rulemaking proceeding to designate such spectrum for commercial mobile aeronautical service, and to adopt service rules for use of such spectrum. There can be no assurances if or when the FCC will initiate such a rulemaking proceeding in response to a request by us, or that the outcome of any such rulemaking proceeding will be favorable to Infinitus. Even if the FCC allocates the spectrum required for Infinitus, it will be necessary to obtain certain license(s) and other authorizations (collectively, “FCC Licenses”) to use a portion of this spectrum for Infinitus. We cannot provide any assurances if and when we will receive such spectrum allocation and/or the FCC Licenses necessary to operate Infinitus on a permanent basis.

We have obtained experimental special temporary authority from the FCC to begin tests of portions of our proposed air-to-air and air-to-ground meshed network system. See “Licenses and Regulation - Regulatory Status.” We may need to obtain additional experimental authorizations and licenses from the FCC to test and develop Infinitus. We anticipate that we will receive such experimental authorizations in the ordinary course, but there can be no assurances that this will be the case. If and when the FCC grants us any required experimental authorizations and other FCC Licenses necessary to operate Infinitus, any breach of the terms of the FCC Licenses us from time to time, or any violation of the Communications Act of 1934, as amended (the “Communications Act”) or the FCC’s rules and policies, could result in the revocation, suspension, cancellation, modification or reduction in the term of a license or the imposition of monetary fines. From time to time, the FCC may monitor or audit our compliance with the Communications Act and the FCC’s rules and policies or with the terms or conditions of our FCC Licenses, including in response to a complaint filed by a third party alleging our noncompliance or violation of the Communications Act and the FCC’s rules and policies or with the terms or conditions of our FCC Licenses. In addition, the Communications Act, from which the FCC obtains its authority, or the FCC’s rules and policies, may be amended in the future in a manner that could be adverse to us. The FCC from time to time may initiate a rulemaking proceeding to allocate spectrum for or change its rules and policies governing the aeronautical services proposed by us. It is not possible to predict what changes the FCC may propose or, if adopted, the likely impact of any such changes on our proposed aeronautical service and business.

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

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we may be subject to compliance inquiries, proceedings, reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties. If the results of these inquiries, reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, injunctions or other penalties. Even if we adequately address issues raised by a federal or state regulator or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those inquiries or reviews or to defend against those lawsuits or claims. Additionally, we may experience adverse collateral consequences as a result of any negative publicity associated with such claims, including lessened willingness of third parties to do business with us. Claims and lawsuits brought against us may damage our reputation or cost us to incur expenses, even if such claims and lawsuits are without merit.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of commercial aircraft and flights shrinks, our business and results of operations could be affected adversely. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, outbreaks of communicable diseases and terrorist attacks or threats could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending could result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry could also adversely affect our relationships with our potential airline partners.

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

In addition, we expect that our equipment will contain complex systems and components that could contain errors or defects, particularly when we incorporate new technology. If any of our equipment is defective, we could be required to redesign or recall that equipment’s operations or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt that equipment’s operations and adversely affect our reputation. If our on-board equipment malfunctions, or there is a problem with the equipment’s installation that damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such malfunction or problem could expose us to substantial personal injury claims, product liability claims or costly repair obligations. In particular, the aircraft operated by our prospective airline partners are very costly to repair and, therefore, the damages in any product liability claims could be material. We intend to carry relevant insurance in amounts that exceed that of our suppliers’ coverage, consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any claims. An operations recall or a product liability claim not covered by insurance would have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations would also be materially adversely affected should we be required by the FAA or otherwise to cease providing Infinitus even on a temporary basis, as a result of an equipment malfunction or defect.

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

Our initial patent expired on September 20, 2018, so the technology covered by that patent is available to anyone, including companies with far greater financial and other resources than we have.

Because our initial patent expired on September 20, 2018, the technology covered by that patent is available to anyone for use, including companies with far greater and financial and other resources than we have. If such companies were to use the technology previously covered by our patent, it is possible that those companies could create a commercial broadband airborne wireless network to compete with Infinitus.

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

We have limited insurance, and in the future, we may not maintain sufficient insurance coverage for the risks associated with our business operations.

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

Our independent registered public accounting firm, in its audit report related to our financial statements for the fiscal year ended August 31, 2018 and 2017, expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements included in this Form 10-K expressing doubt as to our ability to continue as a going concern. The financial statements included in this annual report have been prepared assuming that we will continue as a going concern. However, we cannot assure you that we will be able to do so. Our recurring losses and lack of any cash flow raise substantial doubt about our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, our inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms, or at all.

Material weaknesses in our internal controls over financial reporting may limit our ability to prevent or detect financial misstatements or omissions. These material weaknesses could result in our financial statements not being in accordance with generally accepted accounting principles, and such failure could negatively affect the price of our stock.

Our current management has limited experience managing and operating a public company, and we rely in many instances on the professional experience and advice of third parties. As a result, we have in the past experienced, and in the future may continue to experience, material weaknesses and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes Oxley Act. Such material weakness could also include a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We are required to include in our quarterly and annual reports the conclusion of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report. In addition, in connection with our annual report, we are required to provide management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. In our annual report on Form 10-K for the year ended August 31, 2018, management concluded that our internal control over financial reporting was not effective because of material weaknesses that included:

•	Management override of controls;

•	absent or inadequate segregation of duties within a significant account or process;

•	inadequate design of monitoring controls used to assess the design and operating effectiveness of the entitiy’s internal control over time.

The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel, including Michael A. Warren, our Chief Executive Officer; J. Edward Daniels, our President, Treasurer and Secretary and Marius de Mos, our Vice President of Technical Affairs and Development. Some of these individuals have acquired specialized knowledge and skills with respect to Infinitus and its operations. As a result, if any of these individuals were to stop providing services to us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. The loss of key personnel, including key members of our management team, as well as certain of our key technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

Certain of the Company’s officers and directors recently served a company that became bankrupt or were otherwise involved in bankruptcy proceedings.

Kevin J. Spence, our chief financial officer, was chief financial officer of GreenCore Technology, Inc., previously known as Aquacell Technologies, Inc. (“GreenCore”), when an involuntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code was filed against GreenCore on November 7, 2008. James C. Witham and Karen Laustsen, members of our board of directors, served as chief executive officer and president of GreenCore, respectively, when the bankruptcy petition was filed. GreenCore subsequently ceased business operations and the bankruptcy case involving GreenCore was dismissed in March 2012. Additionally, Mr. Spence was principal of Kevin Spence Consulting when it filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2010. Kevin Spence Consulting exited bankruptcy proceedings in January 2014. Separately, Marius de Mos, our Vice President of Technical Affairs and Development, filed a petition in his personal capacity seeking relief under Chapter 7 of the U.S. Bankruptcy Code in July 2010. Mr. de Mos exited bankruptcy proceedings in September 2011.

Our lack of directors’ and officers’ liability insurance coverage could have a material adverse effect on our financial condition and may also make it difficult for us to retain and attract talented and skilled directors and officers.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We do not currently maintain directors’ and officers’ liability (“D&O”) insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the company. If we obtain D&O insurance in the future, the amount of D&O insurance we obtain may not be adequate to cover such expenses should such a lawsuit occur, and our deductibles may be higher than we may be able to pay. Applicable Nevada law provides for the indemnification of our directors, officers, employees and agents, under certain circumstances, for attorney’s fees and other expenses incurred by them in any litigation to which they become a party resulting from their association with us or activities on our behalf. We are also obligated to pay the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us, if it is ultimately determined that any such person shall not have been entitled to indemnification. Without adequate D&O insurance, the amounts we pay to indemnify our officers and directors in connection with their being subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

Our agreement with Jet Midwest Group, LLC requires us to issue to it additional capital stock whenever we issue any capital stock so that it maintains the same percentage ownership of our outstanding capital stock; these issuances will further dilute our other stockholders in connection with each stock issuance.

On October 31, 2016, we entered a Services and Compensation Agreement with Jet Midwest Group, LLC. In consideration of the services to be provided by Jet Midwest Group, LLC, under that agreement, we issued to Jet Midwest Group, LLC shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through August 31, 2018, we have issued, or committed to issue, an aggregate of 61 shares of common stock to Jet Midwest Group, LLC. After entering into the agreement with us, Jet Midwest Group, LLC sought protection from creditors under the bankruptcy code, which proceedings were subsequently dismissed. One of Jet Midwest Group, LLC’s creditors has demanded that shares of our common stock to be issued under the anti-dilution right be issued to it instead of Jet Midwest Group, LLC. In light of this dispute and ongoing litigation between Jet Midwest Group, LLC and its creditors, the Company is evaluating its obligation to continue issuing shares to Jet Midwest Group, LLC.

As a result, each time we issue shares for financing, compensatory, acquisition or other purposes (including the issuance of additional shares to Apcentive as discussed below), our stockholders will incur even greater dilution because of the additional shares issued to Jet Midwest Group, LLC.

We will be required to issue 682 shares of common stock to Apcentive if, in the three years ending August 3, 2019, we do not spend certain amounts on matters relating to our patent and the “Infinitus Super Highway” trademark acquired from Apcentive, Inc.

The purchase agreement by which we acquired the original patent underlying Infinitus and “Infinitus Super Highway” trademark provides that we must issue an additional 682 shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. The issuance of these shares would be dilutive to stockholders.

Exercise or conversion of warrants and convertible securities will dilute stockholders’ percentage of ownership.

We have issued convertible securities, options and warrants to purchase shares of our common stock to our officers, directors, consultants and other stockholders. In the future, we may grant additional options, warrants and convertible securities. The exercise or conversion of options, warrants or convertible securities will dilute the percentage ownership of our stockholders, which may have a negative effect on the trading price of our common stock. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders.

We have outstanding convertible notes and convertible preferred stock with fluctuating conversion rates that are set at a discount to market prices of our common stock during the period immediately preceding conversion, which may result in material dilution to our common stockholders.

As of August 31, 2018, we had outstanding unsecured convertible notes issued to a number of unrelated third parties in the aggregate principal amount of approximately $1.84 million. These unsecured convertible notes are convertible into shares of our common stock at a price per share equal to 70% of the lowest price at which our common stock traded during the 20 or 25 days preceding the conversion date. Additionally, on May 29, 2018, we completed a public offering of 8,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and one Series 1 warrant to purchase one share of Series A Convertible Preferred Stock, one Series 2 warrant to purchase one share of Series A Convertible Preferred Stock and one Series 3 warrant to purchase one share of Series A Convertible Preferred Stock, each exercisable at an initial exercise price of $1,000 per share of Series A Convertible Preferred Stock The Series A Convertible Preferred Stock issued in the offering, and the additional shares of Series A Convertible Preferred Stock that may be issued upon exercise of the warrants, are also convertible into shares of our common stock at a price discounted to the market price of our common stock. Conversions under these convertible securities have resulted, and will continue to result, in material dilution to existing stockholders of our company. Because the conversion prices of the notes and preferred stock are based upon the trading prices of our common stock at the time of conversion, the number of shares of common stock into which the notes and preferred stock may be converted may increase without an upper bound. If the trading prices of the common stock remains low when the conversion price of our remaining outstanding convertible notes and/or preferred stock is determined, we will be required to issue a higher number of shares of our common stock to the converting noteholder or preferred stockholder, which will cause substantial additional dilution to our stockholders. In addition, if any or all of the holders of our convertible notes and/or preferred stock convert and then sell our common stock, this could result in an imbalance of supply and demand for our common stock and further reduce our stock price. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion, resulting in further dilution to our stockholders. Because a market price-based conversion formula can lead to dramatic stock price reductions and corresponding negative effects on both a company and its stockholders, convertible security financings with market price-based conversion ratios have colloquially been called “floorless,” “toxic,” “death spiral,” and “ratchet” convertibles.

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

Conversion of our Series A Convertible Preferred Stock (the “Preferred Stock”) will dilute the ownership interest of our existing stockholders, including holders who had previously converted their Preferred Stock.

Issuance of shares of common stock upon conversion of shares of Preferred Stock will dilute the ownership interest of our existing stockholders. Further, any sales in the public market of our common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of the Preferred Stock and warrants to purchase Preferred Stock may encourage short selling by market participants because the conversion of the Preferred Stock could depress the price of our common stock.

On August 24, 2018, we implemented a 30,000-for-1 reverse stock split of our common stock. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split, and we may effect additional reverse splits.

The reverse stock split of our outstanding common stock was intended to increase the market price of our common stock. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split, as ours has done. If the market price of our common stock declines further, the percentage decline may be greater than would occur in the absence of a reverse stock split. Additionally, our amended articles of incorporation authorize our board of directors, without the consent of our stockholders, to effect up to four additional reverse stock splits of our issued and outstanding common stock, each in a ratio of up to 30,000-to-1. There is no assurance that any additional reverse stock splits we effect will be successful in raising our stock price or that the reverse split will not cause an actual decline in the value of our outstanding common stock. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before the reverse stock split.

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

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “SEC”) relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker-dealer made the suitability determination, and

•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to, both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

We intend to retain earnings, if any, to provide funds for the operation of our business. Therefore, we cannot provide any assurance that holders of our common stock will receive any additional cash dividends on their shares of our common stock until we have funds which our board of directors determines can be allocated to dividends.

Sales of our common stock in reliance on Rule 144 may reduce prices in that market by a material amount.

A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTC Pink is not such a system, market-based volume limitations are not available for holders of our securities selling under Rule 144.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Description of Property

We presently lease a 1,500 square foot of office space in a business park in Simi Valley, California under a lease agreement the terms of which expire on August 31, 2019. Our current monthly rent for this space is $1,856.50 . As we expand our business operations, we anticipate that we will need to lease additional office space.

Item 3. Legal Proceedings.

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

On February 1, 2018, the Company and Marius de Mos, an executive officer of the Company, Apcentive and certain other individuals were named as defendants in a lawsuit filed in the Superior Court of California, County of Orange, captioned Brian Cafferty v. Apcentive, Inc., Airborne Wireless Network, Robert Bruce Harris, Marius de Mos and Joseph Lai, Case No. 30-2017-00909113. The complaint alleged breach of contract, conversion, breach of fiduciary duty and other claims against certain of the defendants, alleging that such defendants acted wrongfully in connection with the plaintiff’s prior service as an employee of Apcentive. The claims against the Company and Mr. de Mos related only to the issuance of shares by the Company to Apcentive in connection with the Company’s purchase of Apcentive’s patent in August 2016. The complaint sought a judicially rendered accounting from the Company, a judgment voiding the transaction between Apcentive and the Company and disgorgement of the Company stock held by Apcentive, if any. On August 2, 2018, the parties to the proceeding entered into a settlement agreement in which the respective complaints against each party, including Apcentive’s and Mr. Cafferty’s claims against one another as well as Mr. Cafferty’s claims against the Company, have been resolved for no exchange of monetary consideration. The Company continues to believe the lawsuit was brought without merit. The suit was subsequently dismissed with prejudice on August 3, 2018.

On October 17, 2018, Troy Gould PC, the Company’s corporate counsel prior to August 2017, filed a complaint against the Company in the Superior Court of California County of Los Angeles for breach of contract for unpaid legal fees. Troy Gould PC is seeking $71,960.50 in unpaid legal fees plus daily interest of $19.72 per day. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted for trading on the OTC Pink under the symbol “ABWN.” Our stock first traded on October 19, 2015. Any over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of November 8, 2018, there were approximately 309 holders of record of the Company’s common stock. The actual number of stockholders is greater than the number of record holders because the actual number includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

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

Equity Compensation Plans

The following table provides information as of August 31, 2018, regarding shares of common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16	(2)	$59,400	334	(1)
Equity compensation plans not approved by security holders	946	(3)	$39,900	-
Total	962		$40,224	334

__________

(1)	Represents shares available for issuance in connection with incentive stock options and non-qualified options under the Airborne Wireless Network 2017 Stock Option Plan.
(2)	Represents options to purchase common stock granted to directors pursuant to the Airborne Wireless Network 2017 Stock Option Plan.
(3)	Represents options to purchase common stock granted to employees not pursuant to the terms of a plan.

Recent Sales of Unregistered Securities

On or about September 1, 2017, we sold to an individual a unit which consists of (i) 7 shares of our common stock and (ii) a 3-year warrant to purchase 7 shares of our common stock at a price of $37,200 per share, for a total purchase price of $248,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about September 1, 2017, we sold to two individuals a unit which consists of (i) 4 shares of our common stock and (ii) a 3-year warrant to purchase 4 shares of our common stock at a price of $37,200 per share, for a total purchase price of $124,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On or about September 6, 2017, we sold to two individual a unit which consists of (i) 1 share of our common stock and (ii) a warrant to purchase 1 share of our common stock at a price of $48,000 per share, for a total purchase price of $20,000. The purchasers represented that they were accredited investors and the foregoing securities were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about September 15, 2017, we sold to an individual a unit which consists of (i) 1 share of our common stock and (ii) a warrant to purchase 1 share of our common stock at a price of $49,200 per share, for a total purchase price of $10,000. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

On September 15, 2017, we sold to Black Mountain Equities, Inc. a promissory note in the principal amount of $287,500 and a 5-year warrant to purchase 2 shares of our common stock at a price of $52,500 per share. Upon the occurrence of an event of default, Black Mountain Equities, Inc. has the right to convert the outstanding amounts owed under the promissory note into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. The warrant, and the shares of common stock issuable upon exercise of the warrant, were and will be, respectively, issued in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, and therefore, neither the warrant nor the shares issued upon exercise of the warrant may be transferred except under an effective registration statement under the Securities Act or pursuant to an exemption from registration.

On September 19, 2017, we sold to Concord Holding Group, LLC (“Concord”) two 8% Convertible Promissory Notes in the aggregate principal amount of $525,000. Concord has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. The promissory notes were offered and sold to Concord in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Concord also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On September 25, 2017, we sold to Adar Bays, LLC (“Adar Bays”) six 8% Convertible Promissory Notes in the aggregate principal amount of $1,110,000. Adar Bays has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued Adar Bays 6 shares of common stock for no additional consideration. The promissory notes and shares of common stock were offered and sold to Adar Bays in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Adar Bays also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On September 25, 2017, we sold to Eagle Equities, LLC (“Eagle Equities”) three 8% Convertible Promissory Notes in the aggregate principal amount of $1,110,000. Eagle Equities has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Eagle Equities 6 shares of common stock for no additional consideration. The promissory notes were offered and sold to Eagle Equities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Eagle Equities also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On October 2, 2017, we sold to GS Capital Partners, LLC (“GS Capital”) two 8% Convertible Promissory Notes in the aggregate principal amount of $444,000. GS Capital has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to GS Capital 3 shares of common stock for no additional consideration. The promissory notes and shares of common stock were offered and sold to GS Capital in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. GS Capital also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On October 3, 2017, we sold to an individual a promissory note in the principal amount of $86,250 and a 5-year warrant to purchase 1 share of our common stock at a price of $52,500 per share. Upon the occurrence of an event of default, the purchaser has the right to convert the outstanding amounts owed under the promissory note into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. The warrant, and the shares of common stock issuable upon exercise of the warrant, were and will be, respectively, issued in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, and therefore, neither the warrant nor the shares issued upon exercise of the warrant may be transferred except under an effective registration statement under the Securities Act or pursuant to an exemption from registration.

On October 30, 2017, we sold to Einstein Investments LLC (“Einstein”) a convertible promissory note in the aggregate principal amount of $144,375. Einstein has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Einstein 2 shares of common stock for no additional consideration. The promissory notes and shares of common stock were offered and sold to Einstein in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Einstein also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On November 1, 2017, we sold to Auctus Fund, LLC (“Auctus”) a Convertible Promissory Note in the principal amount of $277,500. Auctus has the right to convert the outstanding amounts owed under the promissory note into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Auctus 3 shares of common stock for no additional consideration. The promissory notes and shares of common stock were offered and sold to Auctus in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Auctus also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On November 29, 2017, we sold to JSJ Investments Inc. (“JSJ”) a 12% Convertible Promissory Note in the principal amount of $200,000. JSJ has the right to convert the outstanding amounts owed under the promissory note into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 20 days prior to the conversion date. The promissory note was offered and sold to JSJ in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. JSJ also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On December 22, 2017, we sold to Bellridge Capital, LP (“Bellridge”) two 8% Convertible Redeemable Notes in the aggregate principal amount of $500,000. Bellridge has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Bellridge 7 shares of common stock for no additional consideration. The promissory notes and shares were offered and sold to Bellridge in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Bellridge also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On December 22, 2017, we sold to Einstein an additional Convertible Promissory Note in the principal amount of $109,725. Einstein has the right to convert the outstanding amounts owed under the promissory note into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued 2 shares of common stock for no additional consideration. The promissory note was offered and sold to Einstein in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Einstein also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On December 22, 2017, we sold to an individual a Promissory Note in the principal amount of $86,250 and a 5-year warrant to purchase 1 share of our common stock at a price of $52,500 per share. The individual has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to such individual 7 shares of common stock for no additional consideration. The promissory note and the warrant were offered and sold to such individual in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On December 29, 2017, we sold to Adar Bays and Eagle Equities 12 8% Convertible Redeemable Notes in the aggregate principal amount of $1,500,000, however, the Company did not receive any cash payment for these notes upon their issuance. Instead, Adar Bays and Eagle Equities paid for such notes by issuing offsetting notes made by each of Adar Bays and Eagle Equities to the Company in amounts reflective of the aggregate purchase price of the notes, less a 10% original issue discount. The offsetting notes are secured by a pledge of cash equal to the purchase price of the notes, and will be repaid by Adar Bays and Eagle Equities, thereby funding the notes, by or before the applicable maturity dates, which are December 29, 2018, January 29, 2019, February 28, 2019, March 29, 2019 and April 29, 2019. Each of Adar Bays and Eagle Equities has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued 8 shares of common stock to each of Adar Bays and Eagle Equities for no additional consideration. The promissory note and shares were offered and sold to Adar Bays and Eagle Equities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Adar Bays and Eagle Equities also represented that they qualified as an “accredited investors” within the meaning of Rule 501 of Regulation D.

On January 10, 2018, we sold to Concord two 10% Convertible Promissory Notes in the aggregate principal amount of $291,666. Concord paid cash for one note and paid for the other by issuing an offsetting note in an amount reflective the purchase of the other note, less an original issue discount. Concord has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Concord 2 shares of common stock for no additional consideration. The promissory note and shares were offered and sold to Concord in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Concord also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On or about December 27, 2017, as compensation for services, we issued to IRTH Communications LLC 3 shares of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On or about January 12, 2018 as compensation for services, we issued to an individual 1 share of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about January 24, 2018, we sold to a trust a unit which consists of (i) 1 share of our common stock and (ii) a 3-year warrant to purchase 1 share of our common stock at a price of $63,000 per share, for a total purchase price of $10,500. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

During the fiscal quarter ended February 28, 2018, we issued an aggregate of 78 shares of common stock to various individuals upon the exercise of previously outstanding warrants held by such individuals at an average price of $20,412 per share, for an aggregate price of $1,592,123. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act pursuant to Regulation S, with respect to original purchasers of the warrants that were not U.S. persons, and the exemption provided by Section 4(a)(2) of the Securities Act. The Company issued replacement warrants to purchase an aggregate of 78 shares of common stock to certain of these individuals for no additional consideration, which issuance was contemplated under the terms of their initial investment.

During the fiscal quarter ended February 28, 2018, we sold to individuals units which consisted of (i) 30 shares of our common stock and (ii) 3-year warrants to purchase 30 shares of our common stock for a total purchase price of $596,000, or an average of approximately $19,867 per share. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not a U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

On or about March 2, 2018, we sold to a trust a unit which consists of (i) 2 shares of our common stock and (ii) a 3-year warrant to purchase 2 shares of our common stock at a price of $60,000 per share, for a total purchase price of $63,000. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On March 30, 2018, we sold to Concord two 10% Convertible Promissory Notes in the aggregate principal amount of $291,666. Concord paid cash for one note and paid for the other by issuing an offsetting note in an amount reflective of the purchase price of the other note, less an original issue discount. Concord has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Concord 8 shares of common stock for no additional consideration. The promissory note and shares were offered and sold to Concord in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. Concord also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On April 9, 2018, we sold to YA II PN, Ltd. (“Yorkville”) an 8% Convertible Debenture in the principal amount of $1,250,000. Yorkville paid $1,030,000 in cash for the note after giving effect to an original issue discount and other reductions. Yorkville has the right to convert the outstanding amounts owed under the promissory notes into shares of our common stock by dividing the amount to be converted by a conversion price equal to 70% of the lowest volume weighted average price at which the Company’s common stock traded during the 25 days prior to the conversion date. As part of the transaction, the Company also issued to Yorkville a warrant to purchase 21 shares of common stock at an exercise price of $60,000 per share. The promissory note and warrant were offered and sold to Yorkville in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. Yorkville also represented that it qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D.

On or about March 2, 2018, we sold to a trust a unit which consists of (i) 2 shares of our common stock and (ii) a 3-year warrant to purchase 2 shares of our common stock at a price of $60,000 per share, for a total purchase price of $63,000. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

On or about May 9, 2018, as compensation for services, we issued to Evert Van Den Brandhof 10 shares of our common stock. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that it understands the securities would not be registered under the Securities Act.

During the fiscal quarter ended May 31, 2018, as compensation for services pursuant to a previously disclosed agreement, we issued to Brighton Capital, Ltd. 1 share of our common stock. The foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

During the fiscal quarter ended May 31, 2018, we issued 4 shares of common stock to a note holder upon the exercise of previously outstanding 2 warrants on a cashless basis and 4 shares of common stock on the exercise of previously outstanding 4 warrants for proceeds of $65,000.

During the fiscal quarter ended May 31, 2018, we sold to individuals units which consisted of (i) 1 share of our common stock and (ii) 3-year warrants to purchase 1 share of our common stock at $37,500 per share, for a total purchase price of $2,000. The purchaser represented that he is an accredited investor and the foregoing units were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

During the fiscal quarter ended May 31, 2018, we issued 281shares of common stock for the conversion of convertible notes in the aggregate principal amount of $3,051,500 and accrued interest of $103,274.

Since the end of the fiscal quarter ended May 31, 2018 and through August 31, 2018, we sold to individuals units which consisted of (i) 3,133 shares of our common stock and (ii) 3-year warrants to purchase 3,133 shares of our common stock for a total purchase price of $30,000, or an average of $ 9.58 per share. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not a U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

Since the end of the fiscal quarter ended May 31, 2018 and through August 31, 2018, we issued 109,764 shares of common stock for the conversion of convertible notes in the aggregate principal amount and accrued interest of $1,246,881.

Since the end of the fiscal quarter ended May 31, 2018 and through August 31, 2018, we issued 557,206 shares of common stock for the conversion of 6,610 shares of Series A Convertible Preferred Stock.

Since the end of the fiscal quarter ended May 31, 2018 and through August 31, 2018, as compensation for services, we issued to Brighton Capital, Ltd. 1 share of our common stock. This share was issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Company Overview

We were incorporated in Nevada on January 5, 2011 under the name Ample-Tee. Our original purpose was to engage in the business of promoting, marketing, selling and distributing hard-to-find ergonomic products for the physically disabled.

On October 20, 2015, our current President, Treasurer and Secretary, J. Edwards Daniels, acquired control of the Company by purchasing from Lawrence Chenard, our former president, 2,803 shares of our common stock for a purchase price of $250,000 (2,667 of which shares were delivered by Mr. Daniels to the Company for cancellation without consideration in August 2016 for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors). At the time of this acquisition, the Company was a “shell company” within the meaning of the rules of the SEC.

On May 19, 2016, we changed our name to Airborne Wireless Network to better align our name with our intention to develop and deliver next generation global connectivity.

In connection with this contemplated shift in business focus, on August 3, 2016, we acquired from Apcentive all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1, which expired on September 20, 2018, and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super Highway.” The patent, which expired on September 20, 2018, gave the holder the right to exclude others in the United States, commensurate with the scope of the patent, from creating a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent.

On January 4, 2017, we filed a Form 8-K with the SEC stating that by virtue of our continuing efforts to implement our business plan and the nature of our assets, we believed that we were no longer a company with no or nominal operations and no or nominal assets, and therefore, no longer a “shell company” under the rules of the SEC.

On August 24, 2018, we effected a 30,000-to-1 reverse split of our common stock. As a result of the reverse split, every 30,000 pre-split shares of the Company’s common stock outstanding on the effective date of the reverse split were automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from approximately 8,888,443 to approximately 296,000 (subject to the rounding up of fractional shares). All historical share balances and share price-related data in this annual report have been adjusted based on the 30,000-to-1 reverse split ratio.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this prospectus.

To date, we have not earned any revenues from operations.

Fiscal Year Ended August 31, 2018 and 2017

Our operating results for the years ended August 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended,
	August 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Total operating expenses	68,617,601	36,423,391	32,194,210
Other expenses	8,065,623	489,568	7,576,055
Net loss	$76,683,224	$36,912,959	$39,770,265

We incurred a net loss of $76.7 million for the year ended August 31, 2018 as compared to a net loss of $36.9 million for the same period in 2017. The increase in net loss was due to an increase in operating expenses and other expenses. The increase in operating expenses was mainly attributable to the intensified development and marketing of Infinitus, stock-based compensation expense related to common stock and warrants issued to consultants and debt holders, and professional fees for consulting, legal and accounting services. The increase in other expenses relates to loss in change in fair value on derivative liabilities and interest expense, primarily from the issuance of convertible notes during the year ended August 31, 2018.

We expect that operating costs will continue to be incurred at an elevated level in future periods as we continue to develop Infinitus.

Our operating expenses for the years ended August 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended,
	August 31,
Operating Expenses:	2018	2017	Changes

Marketing and branding	$9,314,045	$1,794,919	$7,519,126
Depreciation	10,469	4,562	5,907
General and administrative expenses	1,280,448	358,707	921,741
Management fees	111,000	38,135	72,865
Professional fees	5,141,969	2,155,756	2,986,213
Research and development	1,902,452	1,086,599	815,853
Salaries and wages	1,129,725	608,282	521,443
Stock based compensation	49,727,493	30,376,431	19,351,062
Total operating expenses	$68,617,601	$36,423,391	$32,194,210

The biggest component of the increase in operating expenses was $49.7 million of stock-based compensation expenses incurred in the 2018 period compared to $30.4 million of stock-based compensation expenses incurred in the 2017 period. In the year ended August 31, 2018, stock compensation expense included: (i) $2.0 million in connection with the issuance of 71 shares of common stock and $13.6 million in connection with the issuance of 191 warrants to purchase shares to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $599,425 in connection with the issuance of 10,892 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $130,855 in connection with the issuance of 4 shares of common stock and $359,852 in connection with the issuance of 10 warrants to purchase shares to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $27 million with respect to employee stock options; (v) $5.5 million in connection with the issuance of 3,262 warrants to purchase shares to shareholders; (vi) $408,164 in connection with the issuance of 14 shares of common stock to vendors for services rendered; and (vii) $281,901 in connection with the issuance of 22,275 shares of common stock to debt holders. In the year ended August 31, 2017, stock compensation expense included: (i) $11.9 million in connection with the issuance of 9,058,652 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $1.6 million in connection with the issuance of 1,573,642 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $434,000 in connection with the issuance of 386,656 shares of common stock to consultants; (iv) $16.2 million with respect to employee stock options; and (v) $229,000 in connection with the issuance of 125,000 shares of warrants to consultants.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which can potentially assist us in developing and commercializing Infinitus. Furthermore, building our reputation and brand will enhance our ability to attract vendors and customers, like airlines and internet service providers, once Infinitus is ready for commercialization. During the year ended August 31, 2018, our company has increased marketing and branding efforts and incurred $9.3 million marketing and branding expenses; whereas, $1.8 million were incurred by our company during the year ended August 31, 2017. We expect that our expenditures on marketing and branding will increase in future fiscal periods as we continue to develop Infinitus, and will grow proportionally with our research and development spending.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the year ended August 31, 2018, professional fees were $5.1 million compared to $2.2 million for the comparative period in 2017. The increase in professional fees were mainly attributed to the increase in consulting fees related to business, strategic and software development and legal fees related to private placements and public offerings of our securities. We expect to continue to incur professional fees at an elevated level for the foreseeable future in connection with capital-raising transactions, regulatory compliance and responses and other related matters.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the year ended August 31, 2018, research and development expense was $1.9 million, as compared to $1.1 million during the same period in 2017. The increase in our research and development spending during the year ended August 31, 2018 was due to our intensified focus on developing Infinitus. Had the Company had access to greater capital resources, including cash on hand, during the year, the Company would have spent an even greater amount on research and development. As a result of the closing of our public offering of 8,000 units on May 29, 2018, we anticipate that spending on research and development will grow in future fiscal quarters, especially as we prepare for the two-plane test and eventually the 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the year ended August 31, 2018, general and administrative expenses increased primarily from travel costs increasing $772,000 as compared to the same period in 2017.

Our other expenses for the years ended August 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended,
	August 31,
Other (Income) Expense	2018	2017	Changes

Interest expense	$6,517,537	$150	$6,517,387
Change in fair value of derivative liabilities	1,548,086	-	1,548,086
Loss on related party loan conversion	-	489,418	(489,418)
Total other expense	$8,065,623	$489,568	$7,576,055

During the year ended August 31, 2018, our Company incurred $8,065,623 in other expenses which included a net loss on change in fair value of derivative liabilities of $1.5 million and interest expense of $6.5 million. The loss on change in fair value of derivative liabilities related to $4.2 million as a day one loss in the fair value of warrants and convertible notes recorded as a derivative liability, $8.0 million as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a gain of $10.6 million in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes issued during the year ended August 31, 2018. For the year ended August 31, 2017, other expenses included $150 of interest expense and loss on related party loan conversion of $489,418.

Liquidity and Capital Resources

The following table presents selected financial information as of and for the years ended August 31, 2018, and 2017:

	August 31,	August 31,
Balance Sheet Data:	2018	2017	Changes

Cash	$155,988	$217,694	$(61,706)
Working capital (deficiency)	$(9,271,865)	$81,229	$(9,353,094)
Total assets	$1,210,248	$528,326	$681,922
Total liabilities	$10,447,503	$421,749	$10,025,754
Total stockholders' equity (deficit)	$(9,237,255)	$106,577	$(9,343,832)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. As previously disclosed, on May 29, 2018, we completed a public offering of 8,000 units consisting of Preferred Stock and warrants to purchase additional shares of Preferred Stock from which we generated $6.7 million, after deducting underwriting discounts and other expenses of the offering. If the warrants included in the offering are exercised, then the Company could receive additional gross proceeds of up to $24 million, although there can be no assurance that the warrants will be exercised in full, or at all. Additionally, during the year ended August 31, 2018, we also generated proceeds from the issuances of securities exempt from the registration requirements of the Securities Act, including the following: (i) $1.2 million from the issuance of units that included an aggregate of 3,178 shares of common stock and warrants to purchase an additional 3,178 shares of common stock that expire in one to five years from the sale date at exercise prices ranging from $10.20 to $97,500 per share; (ii) $1.7 million from the exercise of 84 warrant units; (iii) $5.7 million from the issuance of convertible notes; and (iv) $600,000 from the exercise of 600 warrants issued in our May 2018 public offering into 600 shares of Series A Convertible Preferred Stock.

Subsequent to August 31, 2018, we received gross proceeds of $800,000 from the exercise of 800 warrants issued in our May 2018 public offering into 800 shares of Series A Convertible Preferred Stock.

Accordingly, we must obtain additional financing to continue operations at our current level. Although we believe that we have enough cash on hand to fund our contemplated two-plane test, we are unable to predict for how long our cash on hand will fund our operations. We believe that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, that it would be available on terms generally as favorable as terms of recent financings.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with a contemplated two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the free space optic links underlying the Company’s patent application filed on July 25, 2017, and a larger airborne test involving up to 20 commercial aircraft during the next 12-24 months, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding.

The following table sets forth certain information about our cash flows during the year ended August 31, 2018 and 2017:

	Year Ended,
	August 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(15,301,336)	$(5,952,193)	$(9,349,143)
Cash Flows used in Investing Activities	(19,731)	(29,910)	10,179
Cash Flows provided by Financing Activities	15,259,361	6,198,988	9,060,373
Net Change in Cash	$(61,706)	$216,885	$(278,591)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2018, net cash flows used in operating activities were $15.3 million, consisting of a net loss of $76.7 million, offset by stock-based compensation of $49.7 million, net gain on change in fair value of derivative liabilities of $1.5 million, amortization of debt discount of $6.1 million, depreciation of $10,469 , penalty on convertible note of $15,000 and an increase in operating liabilities from accounts payable and accrued liabilities of $4,487,669 and accrued interest of $209,363, as well as an increase in operating activities from prepaid expenses of $734,366. Unless and until we generate revenue from Infinitus, we expect to continue to generate net losses.

For the year ended August 31, 2017, net cash flows used in operating activities were $5,952,193, consisting of a net loss of $36,912,959. The operating cash flows used were reduced by stock-based compensation of $30,376,431, loss on related party note conversion of $489,418, depreciation and amortization of $4,562 and an increase in accounts payable and accrued liabilities of $368,401 and was increased by an increase in prepaid expenses of $276,117 and a decrease in line of credit of $1,929.

Cash Flows from Investing Activities

For the year ended August 31, 2018, we acquired $19,731 of office and computer equipment.

For the year ended August 31, 2017, we acquired $29,910 of office and computer equipment.

Cash Flows from Financing Activities

For the year ended August 31, 2018, net cash flows provided by financing activities was $15.3 million, consisting of proceeds from the issuance of convertible notes of $5.7 million, proceeds from the issuance of common stock from share subscriptions in exempt private placements of $1.2 million, proceeds from the exercises of warrants of $1.7 million, proceeds from the consummation of our public offering of units consisting of Preferred Stock and warrants to the purchase shares of Preferred Stock of $6.7 million and proceeds from preferred stock units issued from the exercise of warrants of $600,000, and was offset by repayment of convertible notes of $550,000.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Basis of Accounting and Going Concern

Our audited financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying audited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $113,812,053 through August 31, 2018 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $1,902,452 and $1,086,599 were incurred for the year ended August 31, 2018 and 2017, respectively.

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

Stock-based expense totaled $49,727,493 and $30,376,431, for the year ended August 31, 2018 and 2017, respectively.

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

The Company issued 1,334 shares of common stock (approximately 26% of its outstanding common stock on issuance) for the acquisition of certain intellectual property. Subsequent to the transferor’s receipt of the consideration shares, 2,667 shares held by Mr. Daniels were cancelled without consideration to the Company in August 2016 (for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors), thereby increasing the transferor’s beneficial ownership of the Company’s common stock to over 50%. Accordingly, the intellectual property was recorded on the Company’s books at its historical cost of $0. To further substantiate the valuation and due to the lack of readily available market information, the Company hired an independent third-party firm to perform a valuation on the acquired intangible assets. It was concluded that the intellectual property had nominal current value because future net economic benefit could not be reasonably estimated. This firm employed, but ultimately excluded or discounted the following methods of valuation: cost calculation, replacement value, relief from royalty-IP value and fair exchange. It was determined that the intellectual property had nominal current value because (i) the patent had fewer than three years left until expiration, (ii) management projections indicated approximately $582.8 million in capital was required to bring the proposed products/services to market, (iii) the Company, as of the valuation date, had no revenues, a limited business plan, no committed source of funding, a limited workforce and other limitations and (iv) the Company had limited or no contracts in place for personnel, customers or vendors to implement its business plan. As a result of further stock issuances by the Company, on and after February 28, 2017, the transferor held less than 50% of the outstanding common stock of the Company. Further, in July 2017, the transferor transferred all of such shares among its shareholders and thus, no longer has direct ownership in the Company.

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

Also, refer to Note 2 – Summary Significant Accounting Policies and Note 9 - Derivative Liabilities in the audited annual financial statements that are included elsewhere in this annual report.

Recent accounting pronouncements

For a discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the annual audited financial statements included elsewhere in this annual report.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2018 because it identified the following material weakness and significant deficiencies:

(1)	Management override of controls;

(2)	absent or inadequate segregation of duties within a significant account or process;

(3)	inadequate design of monitoring controls used to assess the design and operating effectiveness of the entitiy’s internal control over time.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have implemented stronger internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements. Management is working to remediate the above material weaknesses by engaging an independent third-party to evaluate our policies, procedures and controls and by implementing the recommended changes to our control environment.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Pinnacle Accountancy Group of Utah, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is on page F-2 of this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this annual report.

Name	Age	Position
Michael J. Warren	66	Chief Executive Officer and Director
Kevin L. Spence	62	Chief Financial Officer
J. Edward Daniels	68	President, Treasurer, Secretary and Director
Marius D. de Mos	67	Vice President, Technical Affairs and Development
Jason T. de Mos(1)	37	Vice President, Business Development and Aviation Compliance
Earle O. Olson(1)	59	Vice President, Industry Relations
Samuel Gulko (2)(3)(4)	86	Director
Karen B. Laustsen (4)	58	Director
James H. Leach (2)(3)(4)	59	Director
James C. Witham (2)(3)	77	Director

___________

(1)

On October 31, 2018, the Company provided notice to Earle Olson, the Company’s Vice President, Industry Relations, and Jason T. de Mos, the Company’s Vice President, Business Development and Aviation Compliance, that it was necessary to furlough such individuals from their active employment status, effective on such date, indefinitely.

(2)	Member of audit committee.
(3)	Member of nominating and corporate governance committee.
(4)	Member of compensation committee.

Each director serves for a term of one year and until his successor is duly elected and qualified. Our executive officers are appointed by our board of directors. There are no family relationships between or among any of our executive officers or directors, except that (i) Jason de Mos is the son of Marius de Mos and (ii) Karen Laustsen and James C. Witham are married to one another.

Background of Executive Officers and Directors

The following is a brief summary of the background of each of our executive officers and directors:

Michael J. Warren. Mr. Warren has been our Chief Executive Officer since February 2017 and a member of our board of directors since March 2017. From July 2012 through January 2017, Mr. Warren served as the Regional Operations and Security Director for ECC International in Afghanistan. In that capacity, he supervised the security of 18 major DOD Construction Projects, including an Asia Development Bank road project building the Ring Road from Herat to Mazer-e-Sharif, and a United States Agency for International Development (“USAID”) Infrastructure Development project with the Afghan Ministry of Mines, Oil, and Gas. Prior to being the Regional Operations and Security Director for ECC International, Mr. Warren was the Director of Operations, Security & Safety for Checchi & Company Consulting, Inc., in Afghanistan, where he focused on the Measurement and Evaluation Program under contract with USAID. Mr. Warren completed his 20-year U. S. Marine Corps officer career in 1994.

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

Kevin L. Spence. Mr. Spence has been our Chief Financial Officer since January 1, 2018. Mr. Spence has over 35 years of experience in corporate management and the financial industry. Since January 1, 2018, he has served as a member of the board of directors of Armor Scientific Holdings, Inc., a privately held provider of Single and Multi-Factor Authentication software. From January 2014 to August 2017, he served as Chief Financial Officer of Remington Designs, LLC (DBA iCoffee by Remington), a designer and developer and distributor of coffee brewers utilizing proprietary patented technology. Mr. Spence also currently serves as a consultant to Antarctica Capital Management, LLC, a global investment firm headquartered in New York, with operations in the United States, the United Kingdom and India, a position he has held since June of 2013. From January of 1992 to 2000, Mr. Spence served as Executive Vice President and Chief Financial Officer of United States Filter Corporation, a New York Stock Exchange Exchange-listed leading global provider of industrial and commercial water and wastewater treatment systems and services. Prior to his service at United States Filter Corporation, Mr. Spence also served as an audit partner with the international accounting firm of KMPG and was responsible for all aspects of client services in accounting and auditing, and working in areas ranging from manufacturing, banking, real estate and franchising in Southern California. Mr. Spence was principal of Kevin Spence Consulting when it filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2010. Mr. Spence was chief financial officer of GreenCore Technology, Inc. when an involuntary petition for liquidation under Chapter 7 of the U.S Bankruptcy Code was filed against that company on November 7, 2008. Keven Spence Consulting exited bankruptcy proceedings on January 29, 2014. Mr. Spence graduated with a Bachelor of Science degree in accounting from the University of Southern California and is a Certified Public Accountant.

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

Marius D. de Mos. Mr. de Mos has been our Vice President of Technical Affairs and Development since August 2016. From April 2010 through August 2016, Mr. de Mos was employed by Prestyle EOSA LLC, a Simi Valley, California company that develops far-infrared heating products, as its Chief Technology Officer. In July 2010, Mr. de Mos filed a petition seeking relief under chapter 7 of the federal bankruptcy code. Mr. de Mos exited bankruptcy proceedings in September 2011. In 1971 Mr. de Mos received from Anthony Fokker School Hague, Netherlands, the equivalent of a Bachelor’s Degree and Master’s Degree in aeronautical electronics and aircraft systems.

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

Jason T. de Mos. Mr. de Mos has been our Vice President of Business Development and Aviation Compliance since October 2016. Mr. de Mos is a career aviation professional with extensive industry and leadership experience; interfacing with key governmental agencies including the FAA, TSA, NTSB and FCC on certification, compliance and investigation support. Mr. de Mos holds an FAA Airline Transport Pilot Certification, a Captain Type Rating Bombardier Learjet 60 (LR60), is a Bombardier Canadair Regional Jet CRJ 200 (CL65) pilot, is a Certified Flight Instructor, Instrument Instructor Pilot, FCC Restricted Radio Telephone Operator License holder and has logged over 7300 hours as Captain. A former life flight air ambulance medevac Captain, Mr. de Mos participated in, planned and executed many mission critical operations early in his career. From March 2007 to March 2017, Mr. de Mos served as Chief Pilot of flight operations at South Bay Aviation. Since May 2013, Mr. de Mos has served as Captain at Golden State Jet, Van Nuys, California, operating a Bombardier Learjet 60, where he has coordinated aircraft charter through brokers as well as individuals and transported customers to destinations throughout the US, Canada, Mexico and the Caribbean. Mr. de Mos is also currently employed by Golden State Jet. In 2002, Mr. de Mos obtained his Bachelor of Science from Tarleton State University in Aviation, a member of Texas A&M University, with a minor in Business. Mr. de Mos has attended numerous aviation seminars, training events and professional courses throughout his career including Pinnacle Airlines/Northwest Airlink, Flight Safety International, and CAE Simuflite. Since October 31, 2018, Mr. de Mos has been on furlough from his position with the Company.

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

We believe that Mr. Olson’s experience will assist us in connecting the aerial part of Infinitus to ground stations and with other related activity, as well as the identification of third-party vendors for design, manufacture and modification of A/C to assure the efficient use of our capital. Since October 31, 2018, Mr. Olson has been on furlough from his position with the Company.

Samuel Gulko. Mr. Gulko was appointed to our board of directors in December 2017. Since September 2002, he has provided tax and consulting services on a part-time basis to a limited number of clients. Since October 2004, he has served on the board of directors of Smith Micro Software, Inc., a NASDAQ-listed publicly traded software development company. From July 1996 until his retirement in September 2002, Mr. Gulko functioned as the Chief Financial Officer, and as the Vice President of Finance, Secretary and Treasurer of Neotherapeutics, Inc., a publicly traded biotechnology company (now known as Spectrum Pharmaceuticals, Inc.). During this same period, he also served as a member of the Board of Directors of Neotherapeutics, Inc. From April 1987 to July 1996, Mr. Gulko was self-employed as a Certified Public Accountant and business consultant, as well as the part-time Chief Financial Officer of several privately owned companies. Mr. Gulko was a partner in the audit practice of Ernst & Young LLP from September 1968 until March 1987. Mr. Gulko holds a B.S. in Accounting from the University of Southern California. We believe Mr. Gulko brings extensive qualifications and experience in finance and public accounting to our board of directors, including as a result of his prior service as an audit partner at Ernst & Young LLP, his prior service as a CFO of a publicly traded company and his experience serving on another public company board of directors.

Karen B. Laustsen. Ms. Laustsen was appointed to our board of directors in December 2017. Since 2009, she has provided consulting services to entrepreneurs seeking to buy, sell or start a business through Put It Together, LLC. Ms. Laustsen served as the President, Chief Operating Officer, corporate Secretary and as a member of the Board of Directors of GreenCore Technology, Inc., a publicly traded company, from 1997 until May 2009, where her responsibilities included corporate governance, regulatory compliance, acquisition due diligence and investor and public relations. She served on the Board of Directors and as Chief Operating Officer of Aquacell Water, Inc., a publicly traded company, from 2005 through 2009, and as that company’s President from July 2005 until January 2007. Ms. Laustsen held the positions of Senior Vice President and then Executive Vice President of American Stock Exchange-listed company US Alcohol Testing of America, Inc. from 1987 through 1996, and served on Board of Directors of that company from 1994 until 1996. During her tenure, she led the company through due diligence and the completion of four acquisitions. She was instrumental in securing a licensing agreement from the US Naval Research Laboratories and assembling a team of researchers and an executive management team for the company’s spun-off publicly traded subsidiary, US Drug Testing, Inc. for which she served as a member of the Board of Directors from 1992 to 1996. Ms. Laustsen also served on the Board of Directors of the acquired and spun off subsidiary Good Ideas, Inc. from 1992 to 1996. Ms. Laustsen was president of GreenCore Technology, Inc. when an involuntary petition for liquidation under Chapter 7 of the U.S, Bankruptcy Code was filed against that company on November 7, 2008. We believe Ms. Laustsen brings extensive knowledge and qualifications to our board of directors through her lengthy executive level experience in the operations of publicly traded companies, as well as her service on the boards of directors of five public companies.

James H. Leach. Mr. Leach was appointed to our board of directors in December 2017. Since 1995, Mr. Leach has been the President of the Leach Family Trust which manages the interests of one of Rhode Island’s oldest industrial families. Since 2005, Mr. Leach has served on the Board of Kenney Manufacturing Company, a 104-year old manufacturer of household products. He is the Chairman of the Rhode Island PBS Foundation, and a former Chairman of the Providence City Planning Commission, where he served for over twenty years. Mr. Leach was formerly a Board Member of Dinewise, Inc., a provider of direct-to-consumer in-home, gourmet meal services. He has served as a Trustee of the Providence Public Library and as a Board Member of Lifespan/Miriam Hospital, a 247-bed teaching hospital affiliated with Brown University Medical School. He has also served as the Vice Chairman of the Touro Synagogue Foundation in Newport, Rhode Island. Mr. Leach holds a Bachelor of Arts in Finance from Nasson College, and is a graduate of the Harvard Business School Executive Education GNE Program. We believe that Mr. Leach’s investment experience, stature in the community and prior board of directors experience make him a valued member of the board of directors.

James C. Witham. Mr. Witham was appointed to our Board of Directors in December 2017. Mr. Witham has provided consulting services to small businesses since May of 2009 through his company Witham Group LLC. From 1997 through May 2009, Mr. Witham served as Chairman of the Board and Chief Executive Officer of GreenCore Technology, Inc., a company he founded and took public, which traded on the American Stock Exchange. From 2005 to 2009 he also served as Chairman and Chief Executive Officer of that company’s spun off subsidiary, Aquacell Water, Inc., which was also publicly traded. From April 1987 until April 1996, Mr. Witham was the Chairman of the Board and Chief Executive Officer of US Alcohol Testing Of America, Inc., which he founded and took public, and which became one of the top trading equities on the American Stock Exchange. Mr. Witham also served as the Chairman of the Board and Chief Executive Officer of two of US Alcohol Testing’s publicly traded spun-off subsidiaries, US Drug Testing, Inc. (1992 through 1996) and Good Ideas, Inc. (1992 through 1996). Mr. Witham was chief executive officer and chairman of GreenCore Technology, Inc. when an involuntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code was filed against that company on November 7, 2008. We believe Mr. Witham brings a wealth of experience and substantial benefit to our board of directors given his extensive background and acute insight in founding, operating and serving as Chairman of the board of directors of five publicly traded companies across a wide range of industries.

Code of Ethics

The board of directors has adopted a code of ethics that applies to all of the Company’s employees, all members of the board of directors and the Company’s executive officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Airborne Wireless Network Code of Ethics is posted on our website, under the heading titled “Investors - Corporate Compliance.”

Director Independence

We have decided to evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market (“NASDAQ”), whose rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors currently consists of six members. Because our securities are not currently listed on NASDAQ or any other national securities exchange, we are not presently required to have a board of directors comprised of a majority of independent directors. However, our board of directors has determined, based on NASDAQ’s independence standards, that four of the six directors serving on our board are independent: Samuel Gulko, Karen Laustsen, James H. Leach and James C. Witham.

Committees of the Board of Directors

Our board of directors has established three standing committees - the Audit, Nominating and Corporate Governance and Compensation Committees - each of which operates under a charter that has been approved by our board of directors. We intend to appoint persons to the board of directors and committees of the board of directors, as required from time to time to satisfy the corporate governance requirements of NASDAQ. We have also established an advisory board, on which one person who is not a member of the board of directors serves at the pleasure of the board of directors. Members of the advisory board are not elected by our stockholders, owe no fiduciary duties to the Company and are not obligated to convene a set number of meetings per year, or even meet at all.

Audit Committee

The Audit Committee currently consists of Messrs. Gulko, Leach and Witham. The Audit Committee operates under a written charter, which is available on our website at www.airbornewirelessnetwork.com, under the heading “Investors - Corporate Governance.” Our board of directors has determined that each of Messrs. Gulko and Leach is an “audit committee financial expert” as defined by the regulations promulgated by the SEC and within the meaning of the NASDAQ Stock Market Rules.

Our Audit Committee is responsible for, among other things:

•	selecting and retaining, setting the compensation of, and overseeing our independent registered public accounting firm;

•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing, with our independent registered public accounting firm, all critical accounting policies and practices;

•	reviewing with management the adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures;

•

reviewing and discussing with management and our independent registered public accounting firm our annual audited financial statements, the audit opinion rendered by our independent registered public accounting firm and the disclosure included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	monitoring compliance with and investigating conduct alleged to be in violation of our code of ethics;

•	reviewing and approving related party transactions; and

•	reviewing and evaluating, at least annually, the adequacy of the committee charter.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Messrs. Gulko, Leach and Witham. The Nominating and Corporate Governance Committee operates under a written charter, which is available on our website at www.airbornewirelessnetwork.com, under the heading “Investors - Corporate Governance.”

Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	determining criteria to be considered in selecting nominees for director;

•	recommending to the board of directors nominees for director to be submitted to our stockholders for election;

•	developing, recommending and reviewing corporate governance principles applicable to us;

•	overseeing the Company’s corporate governance practices and procedures; and

•	reviewing and evaluating, at least annually, the adequacy of the committee charter.

Compensation Committee

The Compensation Committee currently consists of Ms. Laustsen and Messrs. Leach and Gulko. The Compensation Committee operates under a written charter, which is available on our website at www.airbornewirelessnetwork.com, under the heading “Investors - Corporate Governance.” Our Compensation Committee will assist our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers and is responsible for, among other things:

•	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer;

•	reviewing and approving the compensation level for our Chief Executive Officer and our other executive officers;

•

reviewing and approving our incentive compensation plans and equity compensation plans, and administering such plans, including by designating the employees to whom such awards are to be granted, the amount of the awards granted and any conditions to the awards;

•	reviewing all director compensation and benefits and recommending changes;

•	preparing disclosures regarding executive compensation and any related reports required by the rules of the SEC; and

•	reviewing and evaluating, at least annually, the adequacy of the committee charter.

Advisory Board

We have an Advisory Board consisting of one member, Alex Sandel. The purpose of the Company’s Advisory Board is three-fold: (a) to make available to the board of directors and senior management of the Company the depth and breadth of knowledge, experience and expertise of industry professionals that may serve to both complement the Company’s form and function as well as challenge certain assumptions and conclusions; (b) to make available to the Company the depth and breadth of knowledge, experience and expertise of industry professionals that may serve to best advise and guide the Company; and (c) to provide the Company with a demand-driven resource.

Mr. Sandel is currently 69 years old. He was a founder of Packard Bell Computers, one of the earliest companies to manufacture and market personal computers. Mr. Sandel and his business partners took Packard Bell from concept to the largest computer manufacturer/distributor in the United States. By the early 1990’s, Packard Bell was recognized as one of the fastest growing computer companies and by the mid-1990’s, Packard Bell was the number one computer sold in private homes. Packard Bell was sold in over 8,000 retail outlets in the United States and in over 120 countries, reaching more than $6 billion in sales (accumulating to about 50% of the retail channel). In the 1980’s, Mr. Sandel’s company, Abco (which later became Cal-Abco, after merging with Cal-Circuits) became the largest independent distributor of computer peripherals and memory chips in the United States, reaching more than $700 million in sales. The company sold to computer dealers, system integrators, value-added resellers and value-added distributors.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation for services rendered to us in all capacities for the fiscal years ended August 31, 2018 and 2017 by Michael J. Warren, our Chief Executive Officer, Kevin L. Spence, our Chief Financial Officer, and Marius de Mos, Vice President of Technical Affairs and Development (collectively, the “Named Executive Officers”). During the year ended August 31, 2018 (“Fiscal 2018”), there were no executive officers other than our Named Executive Officers, J. Edward Daniels, our President, Treasurer and Secretary, Earle Olson, our Vice President of Industry Relations, and Jason de Mos, our Vice President of Business Development and Compliance.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Michael J. Warren	2018	180,000	-		52,070	(4)	256,123
Chief Executive Officer	2017	113,320	11,134,303	(1)	28,700	(4)	11,276,323

Kevin L. Spence	2018	97,500	10,040,893	(2)	-		10,183,941
Chief Financial Officer

Marius de Mos	2018	185,500	-		-		206,475
Vice President of Technical Affairs and Development	2017	136,192	2,528,880	(3)	-		2,665,072

___________

(1)

We granted to Michael Warren a five-year option to purchase up to 200 shares of our common stock on February 1, 2017. The option vests and becomes exercisable as to one third of the shares on each of January 1, 2018, January 1, 2019 and January 1, 2020, at per share exercise prices of $60,000, $82,500 and $97,500, respectively. The option had an aggregate grant date fair value of $11,134,303, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the years ended August 31, 2018 and 2017 included in this annual report.

(2)

We granted to Kevin L. Spence a five-year option to purchase up to 175 shares of our common stock on January 1, 2018. The option vests and becomes exercisable as to one third of the shares on each of January 15, 2018, January 15, 2019 and January 15, 2020, at per share exercise prices of $74,400, $52,500 and $75,000, respectively. The option had an aggregate grant date fair value of $10,040,893, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the year ended August 31, 2018 and 2017 included in this annual report.

(3)

We granted to Marius de Mos a five-year option to purchase up to 150 shares of our common stock on August 19, 2016. The option vests and becomes exercisable as to one third of the shares on each of August 19, 2017, August 19, 2018 and August 19, 2019, at per share exercise prices of $22,500, $37,500 and $60,000, respectively. The option had an aggregate grant date fair value of $2,528,880, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 7 to our audited financial statements as of and for the years ended August 31, 2018 and 2017 included in this annual report.

(4)

On February 1, 2017, we paid $49,200 for housing occupied by our Chief Executive Officer in California for the fiscal year ended August 31, 2017. The payment was for a one-year lease commencing February 1, 2017 and expiring on January 31, 2018. Accordingly, $28,700 represents the value of seven months of the lease. We paid $52,070 for such housing during the fiscal year ended August 31, 2018, which amount was sufficient to pay the rental fees for Mr. Warren’s housing during all of such fiscal year.

Employment Agreements

Michael J. Warren.

We entered into an employment agreement effective February 1, 2017 with Michael J. Warren pursuant to which Mr. Warren agreed to serve as our Chief Executive Officer. We may terminate Mr. Warren’s employment at any time and Mr. Warren may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, we agreed to pay Mr. Warren an annual salary of $180,000. We also agreed to pay for his housing in California as his permanent residence is in North Carolina. In addition, Mr. Warren is entitled to a grant of options to purchase at least 67 shares of our common stock on January 1 of each year that he remains employed by us, at a per share exercise price of $60,000 for the first such grant, $82,500 for the second such grant and $97,500 for the third such grant, in each case in accordance with our policy in effect from time to time and subject to approval of our board of directors.

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

Kevin L. Spence.

We entered into an employment agreement with Mr. Spence dated as of December 28, 2017 and effective as of January 1, 2018. Under his employment agreement, we may terminate Mr. Spence’s employment at any time and Mr. Spence may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, we agreed to pay Mr. Spence an annual salary of $120,000. In addition, Mr. Spence is entitled to a grant of options to purchase 59 shares of the Company’s common stock on the effective date of the Employment Agreement, and on January 15 of each of 2018, 2019 and 2020, so long as he remains employed by the Company on those dates, at a per share exercise price of $0.01 above the closing price of the Company’s common stock for the January 2018 grant, $52,500 for the January 2019 grant and $75,000 for the January 2020 grant, in each case in accordance with the Company’s policies in effect from time to time and subject to approval of the board of directors.

The Company’s board of directors may also, from time to time, award a bonus to Mr. Spence. In addition, Mr. Spence is entitled to reimbursement for the reasonable costs and expenses of performing his duties, to participation in certain retirement and health and welfare plans made available to employees generally and to paid vacation.

Upon termination of Mr. Spence’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the board of directors and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of the Company’s applicable benefit plans or programs; and (e) severance in an amount equal to $10,000 per month for 36 months.

Commencing on the termination of his employment and through the second anniversary of such date, Mr. Spence is prohibited from (a) inducing or attempting to influence any of the Company’s employees to engage in any activities competitive with the Company’s business or terminating their employment with the Company; (b) employing or offering employment to any person who was employed by the Company on the date of termination; or (c) using the Company’s trade secrets or inducing or attempting to induce any customer, supplier, licensee or other person with a business relationship with the Company to cease or reduce its business with the Company or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and the Company.

Marius de Mos.

We entered into an employment agreement dated August 19, 2016 with Marius de Mos, pursuant to which Mr. de Mos agreed to serve as our Vice President of Technical Affairs and Development. We may terminate Mr. de Mos’s employment at any time and Mr. de Mos may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, we agreed to pay Mr. de Mos an initial annual salary of $127,200, which, following the achievement of certain technological and financial milestones, would increase to $300,000. The Company’s board of directors may also, from time to time, award a bonus to Mr. de Mos. In addition, Mr. de Mos is entitled to reimbursement for reasonable costs and expenses, participation in certain retirement and health and welfare plans made available to employees generally, and to paid vacation.

Upon termination of Mr. de Mos’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the Board and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; and (e) compensation which is equal in amount to the annual base salary of Mr. de Mos during the employment year of termination plus the amount of all unused vacation, which compensation shall be paid in equal installments during the 12 months immediately following the date of termination.

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

Outstanding Equity Awards at 2018 Fiscal Year End

The following table sets forth information regarding outstanding option awards held by our named executive officers at the end of Fiscal 2018. There are no outstanding stock awards held by our named executive officers at the end of Fiscal 2018.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Warren	67	(1)	-		-	$60,000.00	January 1, 2023
	-		67	(2)	-	$82,500.00	January 1, 2024
	-		67	(3)	-	$97,500.00	January 1, 2025
Kevin L. Spence	58	(4)	-		-	$60,000.00	July 31, 2022
	-		58	(5)	-	$67,500.00	January 1, 2023
	-		59	(6)	-	$75,000.00	January 1, 2024
Marius D. de Mos	50	(7)	-		-	$22,500.00	August 19, 2022
	50	(8)			-	$37,500.00	August 19, 2023
	-		50	(9)	-	$60,000.00	August 19, 2024

__________

(1)	Options vested in full on January 1, 2018, generally subject to continued employment through the vesting date.
(2)	Options vest in full on January 1, 2019, generally subject to continued employment through the vesting date.
(3)	Options vest in full on January 1, 2020, generally subject to continued employment through the vesting date.
(4)	Options vested in full on January 15, 2018, generally subject to continued employment through the vesting date.
(5)	Options vest in full on January 15, 2019, generally subject to continued employment through the vesting date.
(6)	Options vest in full on January 15, 2020, generally subject to continued employment through the vesting date.
(7)	Options vested in full on August 19, 2017, generally subject to continued employment through the vesting date.
(8)	Options vested in full on August 19, 2018, generally subject to continued employment through the vesting date.
(9)	Options vested in full on August 19, 2019, generally subject to continued employment through the vesting date.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting the levels of director cash and equity compensation, the Compensation Committee will consider the amount of time that directors expend in fulfilling their duties as well as the skills required by the Company of members of the board of directors. Michael Warren and J. Edward Daniels, as executive officers of the Company, do not receive compensation for board service. Each independent director receives an annual fee of $20,000, payable in $5,000 portions in advance of each fiscal quarter of the Company, and $1,000 per day for any site visits or in-person meetings, plus travel expenses.  Each independent director serving as chairperson of one of the committees receives an annual fee of $5,000 for such service.

The following table shows the total compensation paid or accrued during the fiscal year ended August 31, 2018 to each of our directors by the Company.

Name	Fees earned or paid in cash ($)	Option awards ($)		Total ($)
James C. Witham	29,000	188,559	(1)	217,559
James H. Leach	27,000	188,559	(2)	215,559
Samuel Gulko	26,000	188,559	(3)	214,559
Karen Lausten	29,000	188,559	(4)	212,559
Michael Warren	-	-		-
J. Edward Daniels	-	-		-

(1)

We granted to James C. Witham a five-year option to purchase up to 4 shares of our common stock on December 30, 2017. The option vested upon grant and is exercisable at an exercise price of $59,400 per share. The option had an aggregate grant date fair value of $188,559, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 6 to our audited financial statements included in this annual report.

(2)

We granted to James H. Leach a five-year option to purchase up to 4 shares of our common stock on December 30, 2017. The option vested upon grant and is exercisable at an exercise price of $59,400 per share. The option had an aggregate grant date fair value of $188,559, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 6 to our audited financial statements included in this annual report.

(3)

We granted to Samuel Gulko a five-year option to purchase up to 4 shares of our common stock on December 30, 2017. The option vested upon grant and is exercisable at an exercise price of $59,400 per share. The option had an aggregate grant date fair value of $188,559, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 6 to our audited financial statements included in this annual report.

(4)

We granted to Karen Lausten a five-year option to purchase up to 4 shares of our common stock on December 30, 2017. The option vested upon grant and is exercisable at an exercise price of $59,400 per share. The option had an aggregate grant date fair value of $188,559, calculated in accordance with FASB ASC Topic 718. The expense recognized for this option award was calculated using the Black Scholes option pricing model, as described in Note 6 to our audited financial statements included in this annual report.

Retirement Plans

The Company currently maintains no plans for its executive officers or employees that provide for payments or other benefits at, following or in connection with retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 8, 2018 (a) by each person known by us to own beneficially 5% or more of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of November 8, 2018, there were 1,517,216,617 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Shares
	Beneficially		Percent
Name and Address of Beneficial Owner	Owned(2)		of Class
Directors and Named Executive Officers(1):
Michael J. Warren	88	(3)	*
Kevin L. Spence	60	(4)	*
Marius de Mos	110	(5)	*
Samuel Gulko	4	(4)	*
Karen Laustsen	4	(4)	*
James H. Leach	4	(4)	*
James C. Witham	4	(4)	*
J. Edward Daniels	225	(6)	*
All Executive Officers and Directors as a group (10 persons)	712	(7)	*

Anson Funds Management LP(8) 190 Elgin Avenue George Town, Grand Cayman	73,554,006,396		10.0	(9)%
Sabby Volatility Warrant Master Fund, Ltd.(10) 10 Mountainview road, Suite 205 Upper Saddle River, NJ 07458	52,933,389,865		10.0	(9)%
Hudson Bay Master Fund Ltd.(11) 777 Third Avenue, 30th Floor New York, NY 10017	69,023,006,002		10.0	(9)%
Ionic Ventures LLC(12) 5328 Yacht Haven Grande Box #15 / Suite C201 St. Thomas, VI 00802	73,703,508,409		10.0	(9)%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

_____________

(1)	The address for each director and named executive officer of the Company is c/o Airborne Wireless Network, 4115 Guardian Street, Suite C, Simi Valley, California 93063.
(2)

For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of November 8, 2018.

(3)	Includes 69 shares that may be acquired upon the exercise of stock options and 1 share held for the benefit of another individual with respect to which he has investment and dispositive power.
(4)	These shares may be acquired upon the exercise of stock options.
(5)

Includes 52 shares that may be acquired upon the exercise of stock options. This amount does not include shares of common stock potentially issuable in lieu of cash compensation under Mr. de Mos’s employment agreement.

(6)	Includes 86 shares that may be acquired upon the exercise of stock options.
(7)	Includes 386 shares that may be acquired upon the exercise of stock options.
(8)

Includes (i) 4,554,000,000 shares that may be acquired upon the conversion of 396 shares of Series A Convertible Preferred Stock and (ii) 69,000,000,000 shares that may be acquired upon the exercise of warrants to purchase 6,000 shares of Series A Convertible Preferred Stock and conversion of such resulting shares of Series A Convertible Preferred Stock into shares of common stock.

(9)

The Series A Certificate of Designation provides that the Company may not effect any conversion of Series A Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of such stock would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the holder, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise.

(10)

Includes 52,900,000,000 shares that may be acquired upon the exercise of warrants to purchase 4,600 shares of Series A Convertible Preferred Stock and conversion of such resulting shares of Series A Convertible Preferred Stock into shares of common stock.

(11)

Includes (i) 23,000,000 shares that may be acquired upon the conversion of 2 shares of Series A Convertible Preferred Stock and (ii) 69,000,000,000 shares that may be acquired upon the exercise of warrants to purchase 6,000 shares of Series A Convertible Preferred Stock and conversion of such resulting shares of Series A Convertible Preferred Stock into shares of common stock.

(12)

Includes (i) 4,703,500,000 shares that may be acquired upon the conversion of 409 shares of Series A Convertible Preferred Stock and (ii) 69,000,000,000 shares that may be acquired upon the exercise of warrants to purchase 6,000 shares of Series A Convertible Preferred Stock and conversion of such resulting shares of Series A Convertible Preferred Stock into shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the Company’s last fiscal year, nor any proposed transactions, in which the Company was or is to be a participant that are required to be disclosed under Item 404 of Regulation S-K.

Procedures for Approval of Related Party Transactions

The audit committee of the Company’s board of directors conducts an appropriate review of, and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. However, the audit committee has not adopted formal policies and procedures for the review, approval or ratification of such transactions, but instead reviews them on a case-by-case basis.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2018 and 2017, respectively.

	2018	2017

Audit Fees	$25,000	$16,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$25,000	$16,100

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

Item 15. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
1.1	Underwriting Agreement	8-K	10.1	05/29/2018
3.1	Amended and Restated Articles of Incorporation, effective as of July 31, 2017	8-K	3.1	08/01/2017
3.2	Certificate of Amendment to Articles of Incorporation, filed June 18, 2018	8-K	3.1	06/20/2018
3.3	Certificate of Amendment to Articles of Incorporation, filed June 28, 2018	8-K	3.1	06/29/2018
3.4	Certificate of Change, filed August 22, 2018	8-K	3.1	08/24/2018
3.5	Amended and Restated Bylaws effective as of July 30, 2017	8-K	3.2	08/01/2017
3.6	Certificate of Designation for Series A Convertible Preferred Stock	8-K	3.1	05/29/2018
4.1	Form of Series 1/2/3 Preferred Stock Warrant	S-1	4.1	05/14/2018
4.2	Form of Underwriters’ Warrant	S-1	4.2	05/03/2018
4.3	Form of Warrant Agent Agreement between Airborne Wireless Network and Columbia Stock Transfer Company	S-1	4.3	04/18/2018
4.4	8% Convertible Promissory Note due September 19, 2018, dated September 19, 2017, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	09/29/2017
4.5	Convertible Promissory Note due July 30, 2018, issued by Airborne Wireless Network to Einstein Investments LLC	8-K	4.1	11/03/2017
4.6	Convertible Promissory Note due August 1, 2018, issued by Airborne Wireless Network to Auctus Fund, LLC	8-K	4.2	11/03/2017
4.7	Convertible Promissory Note due September 22, 2018, issued by Airborne Wireless Network to Einstein Investments, LLC	8-K	4.3	12/29/2017
4.8	10% Convertible Promissory Note issued January 10, 2018 issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.1	01/16/2018
4.9	10% Convertible Promissory Note, Back End Note, issued January 10, 2018 issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	01/16/2018
4.10	10% Convertible Promissory Note, dated as of March 30, 2018, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.1	04/05/2018
4.11	10% Convertible Promissory Note, Back-end Note, dated as of March 30, 2018, issued by Airborne Wireless Network to Concord Holding Group, LLC	8-K	4.2	04/05/2018
4.12	Convertable Debenture, dated as of April 9, 2018, issued by Airborne Wireless Network to YA II PN, Ltd.	8-K	4.1	04/13/2018
10.1	Intellectual Property Purchase Agreement with Apcentive, Inc., dated as of July 31, 2016	8-K/A	10.1	10/21/2016
10.2	Consulting Agreement with C. Neal Monte dated as of August 7, 2016	8-K	10.1	8/16/2016
10.3	Memorandum of Understanding between Airborne Wireless Network and Concept Development Inc., dated August 8, 2016	8-K	10.1	8/11/2016
10.4	Memorandum of Understanding between Airborne Wireless Network and Jet Midwest Group, LLC dated August 30, 2016	8-K	10.1	9/1/2016
10.5	Consulting Agreement between Airborne Wireless and Aero Certification and Engineering LLC dated as of October 18, 2016	8-K	10.1	10/26/2016
10.6	Media and Services Agreement with ZapZorn Inc. dated October 24, 2016	10-K	10.12	12/13/2016
10.7	Services and Compensation Agreement between Airborne Wireless Network and Jet Midwest, LLC dated as of October 31, 2016	8-K	10.1	11/1/2016

10.8	Institutional Market Awareness Agreement between Airborne Wireless Network and Eurasian Capital, LLC dated November 16, 2016	10-K	10.13	12/13/2016
10.9	Memorandum of Understanding between Airborne Wireless Network and Electric Lightwave Holdings, Inc. dated December 12, 2016	8-K	10.1	12/27/2016
10.10	Software Development Agreement between Airborne Wireless Network and Thinking Different Technologies	8-K	10.1	06/26/2017
10.11	Consulting Agreement between Airborne Wireless Network and Brighton Capital, Ltd., dated July 31, 2017	8-K	10.2	8/04/2017
10.12	Design and Manufacturing Services Agreement between Airborne Wireless Network and ViaLight Communications Gmbh.	8-K	10.1	8/15/2017
10.13†	Employment Agreement between Airborne Wireless Network and Marius D. de Mos dated as of August 19, 2016	8-K	10.1	8/26/2016
10.14†	Employment Agreement between Airborne Wireless Network and Jason T. de Mos dated as of October 7, 2016	8-K	10.1	10/14/2016
10.15†	Employment Agreement between Airborne Wireless Network and Earle Olson dated as of November 1, 2016	10-K	10.10	12/13/2016
10.16†	Employment Agreement between Airborne Wireless Network and Michael J. Warren dated February 1, 2017	8-K	10.1	2/21/2017
10.17†	Employment Agreement between Airborne Wireless Network and J. Edward Daniels dated July 31, 2017	8-K	10.1	8/04/2017
10.18†	Form of Indemnification Agreement for Officers and Directors	8-K	10.1	8/02/2017
10.19†	2017 Stock Option Plan	8-K	10.2	8/02/2017
10.20	Securities Purchase Agreement, dated September 19, 2017, between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.3	09/29/2017
10.21	Warrant to Purchase Shares of Common Stock, dated October 3, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	10.3	10/06/2017
10.22	Securities Purchase Agreement, dated November 1, 2017, between Airborne Wireless Network and Auctus Fund, LLC	8-K	10.1	11/03/2017
10.23	Securities Purchase Agreement, dated December 22, 2017, between Airborne Wireless Network and Lucas Hoppel	8-K	10.2	12/29/2017
10.24	Warrant to Purchase Shares of Common Stock, dated December 22, 2017, issued by Airborne Wireless Network to Lucas Hoppel	8-K	10.3	12/29/2017
10.25	Services Agreement, dated December 26, 2017, between Airborne Wireless Network and Intellicom Technologies, Ltd.	8-K	10.1	01/02/2018
10.26†	Employment Agreement, dated as of December 28, 2017, between Airborne Wireless Network and Kevin L. Spence	8-K	10.1	01/03/2018
10.27	Securities Purchase Agreement, dated as of January 10, 2018, between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.1	01/16/2018
10.28	Services and Compensation Agreement, dated March 6, 2018, between Airborne Wireless Network and South Bay Aviation Inc.	8-K	10.1	03/12/2018
10.29	Securities Purchase Agreement, dated as of March 30, 2018, by and between Airborne Wireless Network and Concord Holding Group, LLC	8-K	10.1	04/05/2018

10.30	Securities Purchase Agreement, dated as of April 9, 2018, by and between Airborne Wireless Network and YA II PN, Ltd.	8-K	10.1	04/13/2018
10.31	Warrant, dated as of April 9, 2018, issued by Airborne Wireless Network to YA II PN, Ltd.	8-K	10.2	04/13/2018
10.32	Exercise Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Sabby Volatility Warrant Master Fund, Ltd.	8-K	10.1	10/17/2018
10.33	Exercise Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Ionic Ventures LLC	8-K	10.2	10/17/2018
10.34	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Sabby Volatility Warrant Master Fund, Ltd.	8-K	10.3	10/17/2018
10.35	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Ionic Ventures LLC	8-K	10.4	10/17/2018
10.36	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Anson Funds Management LP	8-K	10.5	10/17/2018
10.37	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Hudson Bay Master Fund Ltd.	8-K	10.6	10/17/2018
10.38	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and YA II PN, Ltd.	8-K	10.7	10/17/2018
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

† Management contract or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AIRBORNE WIRELESS NETWORK
(Registrant)

Dated: November 14, 2018	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2018	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer and Director
(principal executive officer)

Dated: November 14, 2018	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: November 14, 2018	/s/ J. Edward Daniels
J. Edward Daniels
President, Treasurer, Secretary and Director

Dated: November 14, 2018	/s/ Samuel Gulko
Samuel Gulko
Director

Dated: November 14, 2018	/s/ Karen B. Laustsen
Karen B. Laustsen
Director

Dated: November 14, 2018	/s/ James H. Leach
James H. Leach
Director

Dated: November 14, 2018	/s/ James C. Witham
James C. Witham
Director

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2018 AND 2017

AIRBORNE WIRELESS NETWORK

AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Airborne Wireless Network

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Airborne Wireless Network (the Company) as of August 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. During the fiscal year ending August 31, 2018, it was noted that material weaknesses existed in the financial reporting in the following: 1) Management override of controls, 2) absent or inadequate segregation of duties within a significant account or process, and 3) inadequate design of monitoring controls used to assess the design and operating effectiveness of the entity's internal control over time. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and our opinion on internal control over financial reporting does not affect our opinion on these financial statements.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, Utah

November 14, 2018

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

	August 31,	August 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$155,988	$217,694
Prepaid expenses and other assets	1,019,650	285,284
Total Current Assets	1,175,638	502,978

Property and equipment, net	34,610	25,348

Total Assets	$1,210,248	$528,326

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$4,909,419	$421,749
Accrued interest	67,157	-
Convertible notes payable, net of unamortized debt discount of $863,851 and $0, respectively	976,229	-
Derivative liabilities	4,494,698	-
Total Current Liabilities	10,447,503	421,749

Total Liabilities	10,447,503	421,749

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A Convertible Preferred Stock, $0.001 par value, $1,150 stated value, 1,000,000 shares authorized; 1,048 and 0 shares issued and outstanding as of August 31, 2018 and 2017, respectively	1	-
Common stock, $0.001 par value, 5,000,000,000,000 shares authorized; 684,342 and 3,022 shares issued and outstanding as of August 31, 2018 and 2017, respectively	684	3
Additional paid-in capital	104,574,113	37,235,403
Accumulated deficit	(113,812,053)	(37,128,829)
Total Stockholders’ Equity (Deficit)	(9,237,255)	106,577

Total Liabilities and Stockholders’ Equity (Deficit)	$1,210,248	$528,326

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

	Year Ended,
	August 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
Marketing and branding	9,314,045	1,794,919
Depreciation	10,469	4,562
General and administrative expenses	1,280,448	358,707
Management fees	111,000	38,135
Professional fees	5,141,969	2,155,756
Research and development	1,902,452	1,086,599
Salaries and wages	1,129,725	608,282
Stock based compensation	49,727,493	30,376,431
Total operating expenses	68,617,601	36,423,391

Operating Loss	(68,617,601)	(36,423,391)

Other income (expense)
Interest expense	(6,517,537)	(150)
Net Change in fair value of derivative liabilities including day one losses	(1,548,086)	-
Loss on related party loan conversion	-	(489,418)
Total other expense	(8,065,623)	(489,568)

Net Loss	$(76,683,224)	$(36,912,959)

Net loss per common share – basic and diluted	$(1,743)	$(13,217)

Weighted average number of common shares outstanding	43,996	2,793

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of August 31, 2016	-	$-	2,470	$2	$125,204	$(215,870)	$(90,664)

Common stock units for cash	-	-	137	-	4,719,373	-	4,719,373
Common stock issued for exercise of warrants	-	-	39	-	1,440,000	-	1,440,000
Common stock issued for services	-	-	364	1	13,913,075	-	13,913,076
Conversion of related party loans to common shares	-	-	12	-	574,398	-	574,398
Stock options issued to employees	-	-	-	-	16,234,692	-	16,234,692
Stock warrants issued for services	-	-	-	-	228,661	-	228,661
Net loss	-	-	-	-	-	(36,912,959)	(36,912,959)
Balance as of August 31, 2017	-	-	3,022	3	37,235,403	(37,128,829)	106,577

Preferred stock units issued for cash	8,000	8	-	-	6,714,479	-	6,714,487
Common stock converted from preferred stock	(7,552)	(8)	557,351	557	(549)	-	-
Preferred stock units issued from the exercise of warrants	600	1	-	-	599,999	-	600,000
Common stock units issued for cash	-	-	3,178	3	1,174,996	-	1,174,999
Common stock issued for exercise of warrants	-	-	84	-	1,657,125		1,657,125
Common stock issued for services	-	-	32,884	33	3,394,055	-	3,394,088
Common stock issued in conjunction with convertible notes	-	-	53	-	1,840,742	-	1,840,742
Common stock issued for conversion of convertible notes	-	-	87,770	88	4,403,137	-	4,403,225
Stock options issued to employees and consultants	-	-	-	-	26,846,659	-	26,846,659
Net change of derivative liability from exercise of warrants	-	-	-	-	1,050,554	-	1,050,554
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	6,857,743	-	6,857,743
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	12,799,770	-	12,799,770
Net loss	-	-	-	-	-	(76,683,224)	(76,683,224)
Balance as of August 31, 2018	1,048	$1	684,342	$684	$104,574,113	$(113,812,053)	$(9,237,255)

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

	Year Ended,
	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,683,224)	$(36,912,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,469	4,562
Stock-based compensation	49,727,493	30,376,431
Loss on related party loan conversions	-	489,418
Amortization of debt discount included in interest expense	6,118,174	-
Penalty on convertible note	15,000	-
Change in fair value of derivative liabilities	1,548,086	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(734,366)	(276,117)
Accounts payable and accrued liabilities	4,487,669	366,472
Accrued interest	209,363	-
Net Cash Used in Operating Activities	(15,301,336)	(5,952,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(19,731)	(29,910)
Net Cash Used in Investing Activities	(19,731)	(29,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made to related parties	-	(10,365)
Proceeds from issuance of convertible notes	5,662,750	-
Repayment of convertible notes	(550,000)	-
Proceeds from current year related party loan converted to common shares	-	49,980
Proceeds from issuance of common stock units	1,174,999	4,719,373
Proceeds from exercise of warrants	1,657,125	1,440,000
Preferred stock units issued from the exercise of warrants	600,000	-
Proceeds from issuance of preferred stock units	6,714,487	-
Net Cash Provided by Investing Activities	15,259,361	6,198,988

Net increase in cash and cash equivalents	(61,706)	216,885
Cash and cash equivalents, beginning of period	217,694	809
Cash and cash equivalents, end of period	$155,988	$217,694

Supplemental cash flow information:
Cash paid for interest	$175,000	$5
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Derivative liabilities recognized as debt discount	$4,167,933	$-
Common shares issued in conjunction with convertible notes recognized as debt discount	$1,840,742	$-
Common stock issued for conversion of debt	$4,403,225	$-
Common stock issued for conversion of preferred stock	$298	$-
Common stock converted from preferred stock units issued from the exercise of warrants	$259	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	$6,857,743	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	$12,799,770	$-
Reclassification to additional paid in capital from derivative liability upon exercise of warrants	$3,091,847	$-
Reclassification to derivative liability from additional paid in capital due to warrants	$2,078,065	$-
Prior year related party loan converted to common shares	$-	$35,000

The accompanying notes are an integral part of these financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018 AND 2017

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

Amended and Restated Articles of Incorporation

On June 28, 2018, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Articles of Incorporation (as amended to date, the “Articles”) that increased the number of authorized shares of stock and granted the Company the right to effect up to five reverse stock splits of all of the Company’s issued and outstanding common stock. The number of shares of stock authorized under the Articles prior to the Amendment was 360,000,000, of which 350,000,000 were designated as common stock and 10,000,000 were designated as preferred stock. After giving effect to the Amendment, the number of authorized shares of all classes of stock the Company has authority to issue is 5,000,010,000,000, of which 5,000,000,000,000 are be designated as common stock and 10,000,000 are designated as preferred stock. Under the Amendment, the board of directors of the Company can effect up to five separate reverse splits of the Common Stock, each to be in a ratio of up to thirty thousand (30,000) to one (1), with any fractional shares to be rounded up to the next whole share, or paid in cash. Effective August 24, 2018, the Company effected a 30,000-for-one reverse stock split. All share of common stock, the number of warrant and option, and per share and exercise price of warrant and option information in these financial statements retroactively reflect this reverse stock split.

Liquidity and Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $68,671,601 during the year ended August 31, 2018 and has an accumulated deficit of $113,812,053 as of August 31, 2018.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying audited financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31.

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

Related Parties

We follow ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 11).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company has cash on deposits in financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of August 31, 2018 and August 31, 2017 the Company had $155,988 and $217,694 in cash and cash equivalents, respectively.

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

The Company issued 1,334 shares of common stock (approximately 26% of its outstanding common stock on issuance) for the acquisition of certain intellectual property. Subsequent to the transferor’s receipt of the consideration shares, 2,667 shares held by Mr. Daniels were cancelled without consideration to the Company in August 2016 (for the purpose of making more shares available for issuance to new investors and making the Company’s capital structure more attractive to those new investors), thereby increasing the transferor’s beneficial ownership of the Company’s common stock to over 50%. Accordingly, the intellectual property was recorded on the Company’s books at its historical cost of $0. To further substantiate the valuation and due to the lack of readily available market information, the Company hired an independent third-party firm to perform a valuation on the acquired intangible assets. It was concluded that the intellectual property had nominal current value because future net economic benefit could not be reasonably estimated. This firm employed, but ultimately excluded or discounted the following methods of valuation: cost calculation, replacement value, relief from royalty-IP value and fair exchange. It was determined that the intellectual property had nominal current value because (i) the patent had fewer than three years left until expiration, (ii) management projections indicated approximately $582.8 million in capital was required to bring the proposed products/services to market, (iii) the Company, as of the valuation date, had no revenues, a limited business plan, no committed source of funding, a limited workforce and other limitations and (iv) the Company had limited or no contracts in place for personnel, customers or vendors to implement its business plan. As a result of further stock issuances by the Company, on and after February 28, 2017, the transferor held less than 50% of the outstanding common stock of the Company. Further, in July 2017, the transferor distributed all of such shares among its shareholders and thus, no longer has direct ownership in the Company.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at August 31, 2018, and 2017, measured at fair value on a recurring basis:

August 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$4,494,698	$4,494,698

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $1,902,452 and $1,086,599 were incurred for the year ended August 31, 2018 and 2017, respectively.

Stock-Based Compensation

ASC 718, ”Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ”Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based compensation incurred for the year ended August 31, 2018 and 2017, respectively, are summarized as follows:

	Year Ended,
	August 31,
	2018	2017

Vesting of stock options issued to directors, officers and employees	$26,846,659	$16,234,693
Stock warrants issued to investors, strategic service providers and consultants	19,486,746	228,662
Common stock issued to strategic service providers and consultants	3,394,088	13,913,076
Total	$49,727,493	$30,376,431

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

For the year ended August 31, 2018 and 2017, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended August 31,
	2018	2017
	(Shares)	(Shares)
Stock options	1,284	945
Warrants	3,309	103
Convertible notes	12,499,694	-
Preferred stock	6,947,074	-
Preferred stock warrants	155,103,099	-
Total	174,554,460	1,048

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not currently entered into any leases for a term of longer than one year and therefore does not expect the adoption of this standard to have a material effect on its condensed consolidated financial statements. The Company will adopt this ASU beginning on September 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The outstanding Warrants and Preferred Stock contain a down-round provision. However, in the absence of the down-round these warrants and preferred stock would require liability accounting and be considered derivatives due to the presence of a put option (see Note 9). As such, the Company does not expect the adoption of ASU 2017-11 to have a material impact on its financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

•	The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),
•	The award’s vesting conditions, and
•	The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In applying ASC Topic 606, companies need to use more judgment and make more estimates than under legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each distinct performance obligation. ASC Topic 606 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier. Since the Company has not yet generated revenues the adoption of the new standard will result in no cumulative effect to the opening accumulated deficit balance. However, the adoption of this standard will impact the Company’s revenue recognition if revenue is generated in future periods.

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the condensed consolidated statement of cash flows. The ASU requires that the condensed consolidated statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the condensed consolidated statements of cash flows and the cash and equivalents balance presented on the condensed consolidated balance sheets. The Company adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on the Company’s balance sheets or statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. The adoption of ASU 2016-15 effective July 1, 2017 did not have a material impact on the Company’s condensed consolidated statements of cash flows.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Legal and regulatory fees	$255,500	$94,573
Marketing and branding	712,900	164,667
Rent expense	22,550	22,250
Professional fees	28,700	3,794
	$1,019,650	$285,284

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Equipment & Furniture	$30,383	$16,327
Computer Equipment	19,258	13,583
	49,641	29,910
Accumulated Depreciation	(15,031)	(4,562)
Property and equipment, net	$34,610	$25,348

Depreciation for year ended August 31, 2018 and 2017 was $10,469 and $4,562, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Trade payables	$4,796,784	$334,132
Credit card payable	37,675	56,501
Payroll liabilities	-	25,636
Other payable	74,960	5,480
Total accounts payable and accrued liabilities	$4,909,419	$421,749

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

The Company determined that the Series A Convertible Preferred Stock qualifies for derivative accounting which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (See Note 9).

During the year ended August 31, 2018, 7,552 shares of Series A Convertible Preferred Stock were converted into 557,351 shares of common stock.

As of August 31, 2018, and 2017, 1,048 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Warrants Exercisable into Preferred A Stock

Each warrant is immediately exercisable into one share of Series A Convertible Preferred Stock at a price of $1,000 per share. The Series 1 Warrants, the Series 2 Warrants and the Series 3 Warrants will expire on the 12-month anniversary of the issuance date.

The below table summarizes warrant activity during the year ended August 31, 2018 and 2017:

	Number of warrants			Weighted- Average Exercise Price
	Series 1	Series 2	Series 3	Series 1	Series 2	Series 3
Balances as of August 31, 2017	-	-	-	$-	$-	$-
Granted	8,000	8,000	8,000	1,000	1,000	1,000
Exercised	(500)	(100)	-	1,000	1,000	-
Forfeited	-	-	-	-	-	-
Balances as of August 31, 2018	7,500	7,900	8,000	$1,000	$1,000	$1,000

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	life (in Months)	Exercise Price	of Shares	Exercise Price
Series 1	7,500	2.96	$1,000	7,500	$1,000
Series 2	7,900	2.76	1,000	7,900	1,000
Series 3	8,000	8.68	1,000	8,000	1,000

During the year ended August 31, 2018, 500 Series 1 warrants were exercised into 500 shares of Series A Convertible Preferred Stock and 100 Series 2 warrants were exercised into 100 shares of Series A Convertible Preferred Stock.

Common stock

Issuances

During the year ended August 31, 2018, the Company issued 681,320 shares of common stock, as follows:

•

3,178 units for aggregate proceeds of $1,174,999. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable for one share of common stock for a period ranging from one to five years from issuance, at a price range of $10.20 to $97,500 per share.

•	84 shares of common stock issued for the exercise of warrants for proceeds of $1,657,125.

•	32,884 shares of common stock to strategic service providers, for services valued at $3,394,088.

•

53 shares of common stock in conjunction with the issuance of convertible notes. The common shares were valued at $1,840,742 based on quoted market prices of the Company’s stock on the date of each share issuance.

•	557,351 shares of common stock issued for the conversion of 7,552 shares of Series A Convertible Preferred Stock.

•	87,770 shares of common stock issued upon the conversion of convertible notes in aggregate principal amount of $4,261,019 and accrued interest of $142,206.

During the year ended August 31, 2017, the Company issued 552 shares of common stock, as follows:

•

137 units for aggregate proceeds of $4,719,373. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable for a period range from one to five years from issuance, at a price range of $37,500 to $97,500 per share.

•	39 shares of common stock issued for the exercise of warrants for proceeds of $1,440,000.

•	364 shares of common stock to strategic service providers, for services valued at $13,913,076.

•	12 shares of common stock issued at $47,867 for the settlement of notes payable of $84,980, resulting in a loss on related party loan conversion of $489,418.

As at August 31, 2018 and 2017, the Company had 684,342 and 3,022 shares of common stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the year ended August 31, 2018 and 2017:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2016	-	$-
Granted	157	45,600
Exercised	(38)	37,500
Forfeited	-	-
Balances as of August 31, 2017	119	48,900
Granted	3,513	4,505
Exercised	(92)	40,823
Forfeited	(231)	46,862
Balances as of August 31, 2018	3,309	$2,146

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended August 31, 2018 and 2017:

Year Ended
August 31,
	2018	2017
Exercise price	$10.20 - $97,500	$37,500 - $97,500
Expected term	1.49 - 5 years	1 - 5 year
Expected average volatility	124%-354%	187% - 216%
Expected dividend yield	-	-
Risk-free interest rate	0.98% - 2.83%	0.66% - 1.84%

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,309	2.89	$2,146	3,309	$2,146

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at August 31, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of August 31, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.2865 on August 31, 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note on September 15, 2017, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (see Note 9).

On September 15, 2017, the Company revalued the fair value on the 114 units of share purchase warrants granted prior to September 15, 2017 at $2,937,553 based on Black-Scholes option valuation model and reclassified the previously determined fair value of $2,078,065 on the date of grant for each warrant unit from additional paid-in capital to derivative liabilities, resulting in loss on warrants of $859,488 included in change in fair value of derivatives liabilities. Subsequent to September 15, 2017, all warrants are accounted for as a derivative liability.

NOTE 7 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

Equity Compensation not approved by security holders

During the year ended August 31, 2018 and 2017, options to purchase 339 and 794 shares of our common stock, respectively, had been granted to our employees, officers and directors under equity compensation not approved by security holders.

Options issued had the following terms:

	Year Ended	Year Ended
	August 31,	August 31,
	2018	2017
Exercise price	$15,000 - $97,500	$22,500 - $112,500
Time to vest	On issuance – 4 years	On issuance – 4 years
Expiration after vesting	5 years	3 years – 5 years

2017 Equity Incentive Plan

On July 30, 2017, the Board of Directors of the Company approved, and on July 31, 2017 the stockholders of the Company approved, the Airborne Wireless Network 2017 Stock Option Plan (the “2017 Plan”). The 2017 Plan permits the Company to issue up to 334 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or options that are not intended to qualify as “incentive stock options” (these are referred to as “non-qualified options”). Incentive stock options may be granted only to employees. The 2017 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2017 Plan will expire on December 31, 2026.

On December 30, 2017, the Company granted options to directors (see below) to purchase an aggregate of 14 shares of our common stock at a price of $59,400 per share vesting immediately on December 31, 2017. The options expire December 29, 2022, unless such director ceases his or her service as a director prior the exercise or expiration of the option.

As of August 31, 2018, there were 320 shares available for future grant under the 2017 Plan.

Stock Options

During the year ended August 31, 2018 and 2017, the Company granted options with an aggregate fair value of $19,412,264 and $33,314,610, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of stock option activity during the year ended August 31, 2018 and 2017:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2016	152	$39,600	$2,550,380	$-
Granted	794	59,100	33,314,610	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of August 31, 2017	946	55,800	35,864,990	-
Granted	339	66,000	19,412,264	-
Exercised	-	-	-	-
Forfeited	(2)	37,200	(67,894)	-
Balances as of August 31, 2018	1,283	$58,500	$55,209,360	$-

The following table summarizes information relating to exercisable stock options as of August 31, 2018:

Options Exercisable
Number	Weighted Average
of Shares	Exercise Price
608	$446,672

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options exercisable at August 31, 2018. As of August 31, 2018, the aggregate intrinsic value of stock options outstanding was $0 based on the closing market price of $0.2865 on August 31, 2018.

Weighted-average grant-date fair value for non-vested stock options as of August 31, 2018 and 2017 were listed as follows:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested, August 31, 2016	150	$16,800
Granted	794	42,000
Vested	(135)	38,100
Forfeited	-	-
Unvested, August 31, 2017	809	$38,100
Granted	339	57,300
Vested	(473)	43,800
Forfeited	-	-
Unvested, August 31, 2018	675	$43,800

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended August 31, 2018 and 2017:

Year Ended
August 31,
	2018	2017
Expected term	3.59 - 5.98 years	4.59 - 6.43 years
Expected average volatility	175% - 176%	179% - 183%
Expected dividend yield	-	-
Risk-free interest rate	2.20% - 2.35%	1.17% - 2.25%

The total fair values of stock options that vested during the year ended August 31, 2018 and 2017 were $18,112,430 and $4,984,464, respectively.

As of August 31, 2018, there was $12,123,602 of total unrecognized compensation cost related to non-vested stock options granted. The Company expects to recognize that cost over a remaining weighted average period of 1.5 years as of August 31, 2018.

NOTE 8 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as of August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Convertible Notes - originated in October 2017	$164,190	$-
Convertible Notes - originated in December 2017	109,725	-
Convertible Notes - originated in January 2018	24,500	-
Convertible Notes - originated in March 2018	145,833	-
Convertible Notes - originated in April 2018	1,250,000
Convertible Notes - originated in May 2018	145,833
Less debt discount and debt issuance cost	(863,852)	-
	976,229	-
Less current portion of convertible notes payable	(976,229)	-
Long-term convertible notes payable	$-	$-

 The Company recognized amortization expense related to the debt discount and deferred financing fees of $6,118,174 and $0 for the year ended August 31, 2018 and 2017, respectively, which is included in interest expense in the statements of operations.

 Convertible Notes – Issued during the year ended August 31, 2018

During the year ended August 31, 2018, the Company issued a total principal amount of $6,618,099 convertible notes for cash proceeds of $5,662,750, after deducting an original issuance discount of $629,099 and financing fees of $326,250. The convertible notes were also provided with a total of 53 common shares and warrant units to purchase up to 25 shares of common stock at exercise price ranging from $52,500 to $60,000 per share. The terms of convertible notes are summarized as follows:

•	Term ranging from six months to one year;

•	Annual interest rates ranging from 0% to 12%;

•	Convertible at the option of the holders either at issuance or 180 days from issuance; and

•	Conversion prices are typically based on 55% or 70% of the lowest trading prices of the Company’s shares during 20-25 days prior to the conversion.

During the year ended August 31, 2018, holders of certain of the convertible notes converted notes with principal amounts of $4,261,019 and accrued interest of $142,206 into 87,770 shares of common stock. The corresponding derivative liability at the date of conversion of $6,857,743 was credited to additional paid in capital.

For the year ended August 31, 2018 and 2017, the interest expense on convertible notes was $384,363 and $0, respectively. As of August 31, 2018, and 2017, the accrued interest payable was $67,157 and $0, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of August 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in August 31, 2018 and 2017:

	Year Ended	Year Ended
	August 31,	August 31,
	2018	2017
Expected term	0.10 - 5.00 years	-
Expected average volatility	49% - 350%	-
Expected dividend yield	-	-
Risk-free interest rate	0.98%-2.83%	-

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	4,167,933
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	3,296,779
Addition of new derivative liabilities from reclass of warrants from additional paid in capital	2,078,065
Addition of new derivative liabilities recognized upon issuance of warrants	19,449,974
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	7,995,963
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	859,488
Reduction of derivative liabilities from exercise of warrants	(3,091,847)
Derivative liabilities settled upon conversion of convertible notes	(6,857,743)
Reduction of derivative liabilities upon amendment of convertible notes	-
Reduction of derivative liabilities upon the forfeit of warrants	(66)
Derivative liabilities settled upon conversion of convertible preferred stock	(12,799,770)
Loss on change in fair value of the derivative liabilities	(10,604,078)
Balance - August 31, 2018	$4,494,698

The following table summarizes the loss on derivative liability included in the income statement for the year ended August 31, 2018 and 2017, respectively.

	Year Ended
	August 31,
	2018	2017
Day one loss due to derivative liabilities on convertible notes and warrants	$3,296,779	$-
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	859,488	-
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	7,995,963	-
Reduction of derivative liabilities upon the forfeit of warrants	(66)	-
Gain on change in fair value of the derivative liabilities	(10,604,078)	-
Loss on change in the fair value of derivative liabilities	$1,548,086	$-

NOTE 10 – PROVISION FOR INCOME TAXES

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended August 31, 2018. The Company’s financial statements for the year ended August 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2018 and 2017, are as follows:

	August 31,	August 31,
	2018	2017
Net Operating loss carryforward	$25,436,196	$6,190,671
Effective tax rate	35%	35%
Deferred tax asset	8,902,669	2,166,735
Effect of change in the statutory rate	(3,561,067)	-
Less: valuation allowance	(5,341,602)	(2,166,735)
Net deferred tax asset	$-	$-

As of August 31, 2017, utilization of the NOL carry forwards, which will begin to expire between 2031 and 2038, of approximately $25,436,000 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2012 through 2018 are subject to review by the tax authorities.

NOTE 11 – RELATED PARTY TRANSACTIONS

On February 1, 2018, the Company paid $54,120 for housing occupied by our Chief Executive Officer (see Note 12).

During the year ended August 31, 2018 and 2017, the Company incurred director fees of $111,000 and $646,417, respectively, to directors and officers of the Company.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our prior agreement with Air Lease Corporation entered into in January 2017, in consideration of the services to be provided by Air Lease Corporation, we issued to Air Lease Corporation 257 shares of common stock representing 10% of our common stock outstanding at that date. The agreement with Air Lease Corporation provided full ratchet anti-dilution protection to Air Lease Corporation. As a result, each time we issued additional shares of common stock or shares of another class or series of capital stock, we issued to Air Lease Corporation without further consideration additional shares of our common stock or other class or series of capital stock so that Air Lease Corporation would continue to own 10% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2018, we had issued 302 shares of common stock to Air Lease Corporation and were obligated to issue an additional 71 shares of common stock. We also granted a five-year warrant to Air Lease Corporation to purchase 6% of our outstanding common stock. This warrant had similar anti-dilution protection that would have required us to issue a number of shares equal to 6% of the number of shares outstanding at the time of exercise. The agreement with Air Lease Corporation was subsequently terminated, and in connection therewith, Air Lease Corporation returned all of its shares of Company stock to the Company for cancellation for no consideration and the warrant issued to Air Lease Corporation was terminated.

Pursuant to our agreement with Jet Midwest Group, LLC entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, LLC, we issued to Jet Midwest Group, LLC 42 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2018, we had issued 49 shares of common stock to Jet Midwest Group, LLC and were obligated to issue an additional 12 shares of common stock. After entering into the agreement with us, Jet Midwest Group, LLC sought protection from creditors under the bankruptcy code, which proceedings were subsequently dismissed. One of Jet Midwest Group, LLC’s creditors has claimed that shares of our common stock to be issued under the anti-dilution right be issued to it instead of Jet Midwest Group, LLC. In light of this dispute and ongoing litigation between Jet Midwest Group, LLC and its creditors, the Company is evaluating its obligation to continue issuing shares to Jet Midwest Group, LLC.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”) for a three (3) year term to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 14 shares of common stock and 34 warrants over a three-year term. We issued 2 shares of common stock and 4 warrants upon execution of this agreement, and are to issue 1 shares of common stock and 1 warrants per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through May 31, 2018, we had issued 5 shares of common stock and 12 warrants to purchase common stock to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $57,000 per share. The warrants have a cashless exercise feature that can be utilized if the shares underlying the warrants cannot be resold under an effective registration statement filed with the Securities and Exchange Commission by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue additional shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. As of August 31, 2018, the Company has not made a contingency for these events, but has expensed these costs, as incurred, which have exceeded the commitment.

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

On February 1, 2018, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2018 and expires on January 31, 2019. Our monthly rent is $4,510, payable in equal monthly installments. On February 1, 2018, the Company prepaid the $54,120, for the full term of the lease. As at August 31, 2018, we recognized $22,550 as a prepaid expense.

Total net rent expense related to our operating leases for the year ended August 31, 2018 and 2017, was $73,648 and $57,521 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of August 31, 2018 are as follows:

Year ended August 31,
2019	22,284
Thereafter	-
Total	$22,284

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to August 31, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

The Company issued 257,615,330 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $46,660 and accrued interest of $8,339.

The Company issued 1,391,650,889 shares of common stock for the conversion of 632 shares of preferred stock.

