Form 10-Q
period 2018-11-30
AIRBORNE WIRELESS NETWORK
filed 2019-01-09
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, as of January 4, 2019 was 3,327,404,310.

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$130,513	$155,988
Prepaid expenses and other assets	128,953	1,019,650
Total Current Assets	259,466	1,175,638

Property and equipment, net	31,486	34,610

Total Assets	$290,952	$1,210,248

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$8,411,333	$4,909,419
Accrued interest	103,919	67,157
Convertible notes payable, net of unamortized debt discount of $349,422 and $863,852, respectively	1,406,583	976,229
Derivative liabilities	3,105,129	4,494,698
Total Current Liabilities	13,026,964	10,447,503

Total Liabilities	13,026,964	10,447,503

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A Convertible Preferred Stock, $0.001 par value, $1,150 stated value, 1,000,000 shares authorized; 1,099 and 1,048 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	1	1
Common stock, $0.001 par value, 5,000,000,000,000 shares authorized; 2,937,101,278 and 684,342 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	2,937,101	684
Additional paid-in capital	107,949,888	104,574,113
Accumulated deficit	(123,623,002)	(113,812,053)
Total Stockholders’ Deficit	(12,736,012)	(9,237,255)

Total Liabilities and Stockholders’ Deficit	$290,952	$1,210,248

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,
	2018	2017

Revenue	$-	$-

Operating Expenses
Marketing and branding	3,231,383	1,089,280
Depreciation	3,124	2,088
General and administrative expenses	157,200	114,742
Professional fees	1,502,768	857,285
Research and development	55,141	285,889
Salaries and wages	221,594	229,215
Stock based compensation	4,310,328	5,962,525
Total operating expense	9,481,538	8,541,024

Operating Loss	(9,481,538)	(8,541,024)

Other income (expense)
Interest expense	(564,303)	(980,604)
Net change in fair value of derivative liabilities including day one losses	234,892	(535,068)
Total other expense	(329,411)	(1,515,672)

Net Loss	$(9,810,949)	$(10,056,696)

Net loss per common share – basic and diluted	$(0.01)	$(3,296)

Weighted average number of common shares outstanding	761,133,987	3,051

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of August 31, 2017	-	-	3,022	3	37,235,403	(37,128,829)	106,577

Preferred stock units issued for cash	8,000	8	-	-	6,714,479	-	6,714,487
Common stock converted from preferred stock	(7,552)	(8)	557,351	557	(549)	-	-
Preferred stock units issued from the exercise of warrants	600	1	-	-	599,999	-	600,000
Common stock units issued for cash	-	-	3,178	3	1,174,996	-	1,174,999
Common stock issued for exercise of warrants	-	-	84	-	1,657,125		1,657,125
Common stock issued for services	-	-	32,884	33	3,394,055	-	3,394,088
Common stock issued in conjunction with convertible notes	-	-	53	-	1,840,742	-	1,840,742
Common stock issued for conversion of convertible notes	-	-	87,770	88	4,403,137	-	4,403,225
Stock options issued to employees and consultants	-	-	-	-	26,846,659	-	26,846,659
Net change of derivative liability from exercise of warrants	-	-	-	-	1,050,554	-	1,050,554
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	6,857,743	-	6,857,743
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	12,799,770	-	12,799,770
Net loss	-	-	-	-	-	(76,683,224)	(76,683,224)
Balance as of August 31, 2018	1,048	$1	684,342	$684	$104,574,113	$(113,812,053)	$(9,237,255)

Common stock converted from preferred stock	(749)	(1)	2,632,629,380	2,632,629	(2,632,628)	-	-
Preferred stock units issued from the exercise of warrants	800	1	-	-	799,999	-	800,000
Common stock issued for services	-	-	46,242,792	46,243	(28,093)	-	18,150
Common stock issued for conversion of convertible notes	-	-	257,544,764	257,545	(210,358)	-	47,187
Stock options issued to employees and consultants	-	-	-	-	4,292,178	-	4,292,178
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	122,122	-	122,122
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	1,032,555	-	1,032,555
Net loss	-	-	-	-		(9,810,949)	(9,810,949)
Balance as of November 30, 2018	1,099	$1	2,937,101,278	$2,937,101	$107,949,888	$(123,623,002)	$(12,736,012)

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,810,949)	$(10,056,696)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,124	2,088
Stock-based compensation	4,310,328	5,962,525
Amortization of debt discount included in interest expense	514,429	953,451
Change in fair value of derivative liabilities	(234,892)	535,068
Changes in operating assets and liabilities:
Prepaid expenses and other assets	890,697	(359,956)
Accounts payable and accrued liabilities	3,501,914	158,422
Accrued interest	49,874	27,153
Net Cash Used in Operating Activities	(775,475)	(2,777,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(8,456)
Net Cash Used in Investing Activities	-	(8,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	-	2,249,000
Repayment of convertible notes	(50,000)	-
Proceeds from issuance of common stock units	-	484,000
Preferred stock units issued from the exercise of warrants	800,000	-
Net Cash Provided by Investing Activities	750,000	2,733,000

Net change in cash and cash equivalents	(25,475)	(53,401)
Cash and cash equivalents, beginning of period	155,988	217,694
Cash and cash equivalents, end of period	$130,513	$164,293

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$800

Non-cash financing transactions:
Derivative liabilities recognized as debt discount	$-	$479,762
Common stock issued for conversion of debt	$47,187	$-
Common stock issued for conversion of preferred stock	$2,632,629	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	$122,122	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	$1,032,555	$-
Reclassification to derivative liability from additional paid in capital due to warrants	$-	$2,078,065
Addition of new derivative liabilities recognized upon issuance of warrants	$-	$238,701
Original issuance discount and deferred financing cost	$-	$341,125

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

Amended and Restated Articles of Incorporation

On June 28, 2018, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Articles of Incorporation (as amended to date, the “Articles”) that increased the number of authorized shares of stock and granted the Company the right to effect up to five reverse stock splits of all of the Company’s issued and outstanding common stock. The number of shares of stock authorized under the Articles prior to the Amendment was 360,000,000, of which 350,000,000 were designated as common stock and 10,000,000 were designated as preferred stock. After giving effect to the Amendment, the number of authorized shares of all classes of stock the Company has authority to issue is 5,000,010,000,000, of which 5,000,000,000,000 are be designated as common stock and 10,000,000 are designated as preferred stock. Under the Amendment, the board of directors of the Company can effect up to five separate reverse splits of the Common Stock, each to be in a ratio of up to thirty thousand (30,000) to one (1), with any fractional shares to be rounded up to the next whole share, or paid in cash. Effective August 24, 2018, the Company effected a 30,000-for-one reverse stock split. All shares of common stock, the number of shares underlying options, warrants and other convertible securities and the per-share exercise price of such options, warrants and convertible securities disclosed in the financial statements retroactively reflect this reverse stock split.

Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $9,810,949 during the period ended November 30, 2018 and has an accumulated deficit of $123,623,002 as of November 30, 2018.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 14, 2018.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2018, and August 31, 2018, measured at fair value on a recurring basis:

November 30, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$3,105,129	$3,105,129

August 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$4,494,698	$4,494,698

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $55,141 and $285,889 were incurred for the three months ended November 30, 2018 and 2017, respectively.

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

Stock-based compensation incurred for the three months ended November 30, 2018 and 2017, respectively, are summarized as follows:

	November 30,
	2018	2017

Stock options issued to employees, strategic service provider and consultants	$4,292,178	$5,545,200
Stock warrants issued to investors and consultants	-	186,968
Common stock issued to strategic service providers and consultants	18,150	230,357
Total	$4,310,328	$5,962,525

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
Legal and regulatory fees	$108,258	$255,500
Marketing and branding	4,500	712,900
Rent expense	9,020	22,550
Professional fees	7,175	28,700
	$128,953	$1,019,650

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
Trade Payables	$8,302,628	$4,796,784
Credit Card Payable	38,745	37,675
Other Payable	69,960	74,960
Total	$8,411,333	$4,909,419

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

During the three months ended November 30, 2018, 749 shares of Series A Convertible Preferred Stock were converted into 2,632,629,380 shares of common stock.

As of November 30, 2018, and August 31, 2018, 1,099 and 1,048 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Warrants Exercisable into Preferred A Stock

Each warrant is immediately exercisable into one share of Series A Convertible Preferred Stock at a price of $1,000 per share. The Series 1 Warrants will expire on the 90-day anniversary of the issuance date. The Series 2 Warrants will expire on the six-month anniversary of the issuance date. The Series 3 Warrants will expire on the 12-month anniversary of the issuance date. During the three months ended November 30, 2018, the Company amended the expiry date of Series 1, 2 and 3 warrant to May 29, 2019.

The below table summarizes warrant activity during the three months ended November 30, 2018 and the year ended August 31, 2018:

	Number of warrants			Weighted- Average Exercise Price
	Series 1	Series 2	Series 3	Series 1	Series 2	Series 3
Balances as of August 31, 2018	7,500	7,900	8,000	$1,000	$1,000	$1,000
Granted	-	-	-	-	-	-
Exercised	-	(200)	(600)	1,000	1,000	1,000
Forfeited	-	-	-	-	-	-
Balances as of November 30, 2018	7,500	7,700	7,400	$1,000	$1,000	$1,000

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	life (in Months)	Exercise Price	of Shares	Exercise Price
Series 1	7,500	5.92	$1,000	7,500	$1,000
Series 2	7,700	5.92	$1,000	7,700	$1,000
Series 3	7,400	5.92	$1,000	7,400	$1,000

During the three months ended November 30, 2018, 200 Series 2 warrants were exercised into 200 shares of Series A Convertible Preferred Stock and 600 Series 3 warrants were exercised into 600 shares of Series A Convertible Preferred Stock.

Common stock

Issuances

During the three months ended November 30, 2018, the Company issued 2,936,416,936 shares of common stock, as follows:

•	46,242,792 shares of common stock to strategic service providers, for services valued at $18,150.

•	2,632,629,380 shares of common stock issued for the conversion of 749 shares of Series A Convertible Preferred Stock.

•	257,544,764 shares of common stock issued upon the conversion of convertible notes in aggregate principal amount of $34,075 and accrued interest of $13,112.

As at November 30, 2018 and August 31, 2018, the Company had 2,937,101,278 and 684,342 shares of common stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the three months ended November 30, 2018 and the year ended August 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2017	119	$48,900
Granted	3,513	4,505
Exercised	(92)	40,823
Forfeited	(231)	46,862
Balances as of August 31, 2018	3,309	$1,196
Granted	3	57,000
Exercised	-	-
Forfeited	-	-
Balances as of November 30, 2018	3,312	$2,196

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended August 31, 2018:

Year Ended
August 31,
2018
Exercise price	$10.2 - $97,500
Expected term	1.49 - 5 years
Expected average volatility	124%-354%
Expected dividend yield	-
Risk-free interest rate	0.98% - 2.83%

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2018:

Warrants Outstanding			Warrants Exercisable
	Weighted Average	Weighted		Weighted
Number	Remaining Contractual	Average	Number	Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,312	2.64	$2,196	3,312	2,196

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at November 30, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of November 30, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on November 30, 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuances of convertible notes, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

NOTE 6 – STOCK COMPENSATION PLANS

In the ordinary course of business, the Company may issue stock options to employees, officers and directors from time to time. Fair values of the stock option awards are based on the associated value of the services rendered, where reasonably determinable.

Equity Compensation not approved by security holders

During the three months ended November 30, 2018 and the year ended August 31, 2018, options to purchase 0 and 339 shares of our common stock, respectively, had been granted to our employees, officers and directors under equity compensation not approved by security holders.

Options issued had the following terms:

Year Ended
August 31,
2018
Exercise price	$15,000 - $97,500
Time to vest	On issuance – 4 years
Expiration after vesting	5 years

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

As of November 30, 2018, there were 320 shares available for future grant under the 2017 Plan.

Stock Options

During the three months ended November 30, 2018, the Company did not grant options and during the year ended August 31, 2018, the Company granted options with an aggregate fair value of $19,412,264, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of stock option activity during the three months ended November 30, 2018 and the year ended August 31, 2018:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2017	946	98,700	35,864,990	-
Granted	339	66,000	19,412,264	-
Exercised	-	-	-	-
Forfeited	(2)	37,200	(67,894)	-
Balances as of August 31, 2018	1,283	$58,500	$55,209,360	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of November 30, 2018	1,283	$58,504	$55,209,360	$-

The following table summarizes information relating to exercisable stock options as of November 30, 2018:

Options Exercisable
Number of Shares	Weighted Average Exercise Price
660	$45,979

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options exercisable at November 30, 2018. As of November 30, 2018, the aggregate intrinsic value of stock options outstanding was $0 based on the closing market price of $0.0001 on November 30, 2018.

Weighted-average grant-date fair value for non-vested stock options as of November 30, 2018 and August 31, 2018 were listed as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested, August 31, 2017	809	$38,100
Granted	339	57,300
Vested	(473)	43,800
Forfeited	-	-
Unvested, August 31, 2018	675	$43,800
Granted	-	-
Vested	(52)	37,500
Forfeited	-	-
Unvested, November 30, 2018	623	$43,800

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

The total fair values of stock options that vested during the period ended November 30, 2018 and year ended August 31, 2018 were $2,510,847 and $18,112,430, respectively.

As of November 30, 2018, there was $7,831,411 of total unrecognized compensation cost related to non-vested stock options granted. The Company expects to recognize that cost over a remaining weighted average vesting period of 0.55 years as of November 30, 2018.

NOTE 7 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as of November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
Convertible Notes - originated in October 2017	$162,700	$164,190
Convertible Notes - originated in December 2017	109,725	109,725
Convertible Notes - originated in January 2018	1,915	24,500
Convertible Notes - originated in March 2018	145,833	145,833
Convertible Notes - originated in April 2018	1,190,000	1,250,000
Convertible Notes - originated in May 2018	145,832	145,833
	1,756,005	1,840,081
Less debt discount and debt issuance cost	(349,422)	(863,852)
	1,406,583	976,229
Less current portion of convertible notes payable	(1,406,583)	(976,229)
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $514,429 and $953,451 for the three months ended November 30, 2018 and 2017, respectively, which is included in interest expense in the statements of operations.

For the three months ended November 30, 2018 and 2017, the interest expense on convertible notes was $49,874 and $27,153, respectively. As of November 30, 2018 and August 31, 2018, the accrued interest payable was $103,919 and $67,157, respectively.

Conversion

During the three months ended November 30, 2018, holders of certain of the convertible notes converted these notes with principal amounts of $34,075 and accrued interest of $13,112 into 257,544,764 shares of common stock. The corresponding derivative liability at the date of conversion of $122,122 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended August 31, 2018

During the year ended August 31, 2018, the Company issued a total principal amount of $6,618,099 convertible notes for cash proceeds of $5,662,750, after deducting an original issuance discount of $629,099 and financing fees of $326,250. The convertible notes were also provided with a total of 53 common shares and warrants to purchase up to 25 shares of common stock at exercise prices ranging from $52,500 to $60,000 per share. The terms of convertible notes are summarized as follows:

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of November 30, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in November 30, 2018 and August 31, 2018:

	Three months ended	Year Ended
	November 30,	August 31,
	2018	2018
Expected term	0.11 - 0.50 years	0.10 - 5.00 years
Expected average volatility	283% - 580%	49% - 350%
Expected dividend yield	-	-
Risk-free interest rate	2.31%-2.52%	0.98% - 2.83%

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2018	$4,494,698
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	1,106,610
Derivative liabilities settled upon conversion of convertible notes	(122,122)
Derivative liabilities settled upon conversion of convertible preferred stock	(1,032,555)
Loss on change in fair value of the derivative liabilities	(1,341,502)
Balance - November 30, 2018	$3,105,129

The following table summarizes the (gain) loss on derivative liability included in the income statement for the three months ended November 30, 2018 and 2017, respectively.

	Three months ended
	November 30,
	2018	2017
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	$-	$140,251
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	1,106,610	-
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	-	859,488
(Gain) loss on change in fair value of the derivative liabilities	(1,341,502)	(464,671)
	$(234,892)	$535,068

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Jet Midwest Group, LLC entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, LLC, we issued to Jet Midwest Group, LLC 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through November 30, 2018, we had issued 49 shares of common stock to Jet Midwest Group, LLC and were obligated to issue an additional 46,253,639 shares of common stock. After entering into the agreement with us, Jet Midwest Group, LLC sought protection from creditors under the bankruptcy code, which proceedings were subsequently dismissed. One of Jet Midwest Group, LLC’s creditors has claimed that shares of our common stock to be issued under the anti-dilution right should be issued to it instead of Jet Midwest Group, LLC. In light of this dispute and ongoing litigation between Jet Midwest Group, LLC and its creditors, the Company is evaluating its obligation to continue issuing shares to Jet Midwest Group, LLC.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”) for a three (3) year term to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 14 shares of common stock and 34 warrants over a three-year term. We issued 2 shares of common stock and 4 warrants upon execution of this agreement, and are to issue 1 shares of common stock and 1 warrant per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through November 30, 2018, we had issued 18 shares of common stock and 20 warrants to purchase common stock to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $57,000 per share. The warrants have a cashless exercise feature that can be utilized if the shares underlying the warrants cannot be resold under an effective registration statement filed with the Securities and Exchange Commission by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue an additional 20 million shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. As of November 30, 2018, the Company has not made a contingency for these events, but has expensed these costs, as incurred, which have exceeded the commitment.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company'’s financial position.

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

On February 1, 2018, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2018 and expires on January 31, 2019. Our monthly rent is $4,510, payable in equal monthly installments. On February 1, 2018, the Company prepaid the $54,120, for the full term of the lease. As at November 30, 2018, we recognized $9,020 as a prepaid expense.

Total net rent expense related to our operating leases for the three months ended November 30, 2018 and 2017, was $5,570 and $5,355 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of August 31, 2018 are as follows:

Year ended August 31,
2019	22,284
Thereafter	-
Total	$22,284

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to November 30, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

On December 6, 2018, the Company issued 195,151,516 shares of common stock for the conversion of 14 shares of preferred stock.

On December 17, 2018, the Company and Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) entered into that certain Exercise Agreement pursuant to which Sabby, which holds certain shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase shares of the Preferred Stock, agreed to exercise a minimum of $90,000 of its warrants on or immediately following December 17, 2018. Under the terms of the Sabby Exercise Agreement, the Company also committed to not issue, sell or offer any securities without the consent of Sabby until 11:59 p.m. on January 9, 2019. On December 18, 2018, we received gross proceeds of $90,000 from the exercise of 90 warrants into 90 shares of Preferred Stock.

On December 28, 2018, the Company issued 195,151,516 shares of common stock for the conversion of 14 shares of preferred stock.

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

•

risks, uncertainties and assumptions described under Section 1A. “Risk Factors” in our Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, and in any subsequent filings we make with the Securities and Exchange Commission (the “SEC”) and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report.

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

As used in this quarterly report, the terms the “Company”, “we”, “us” and “our” refer to Airborne Wireless Network, a Nevada corporation.

The Company

Airborne Wireless Network was formed as a Nevada corporation on January 5, 2011 under the name “Ample-Tee” to engage in the business of promoting, marketing, selling and distributing hard to find ergonomic products for the physically disabled.

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

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1, which expired on September 20, 2018, and all related support materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super Highway.” In exchange for that patent and trademark, we issued to Apcentive a number of shares of our common stock and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of that patent.

On August 24, 2018, we effected a 30,000-to-1 reverse split of our common stock. As a result of the reverse split, every 30,000 pre-split shares of the Company’s common stock outstanding on the effective date of the reverse split were automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from approximately 8,888,443,700 to approximately 296,000 (subject to the rounding up of fractional shares). All historical share balances and share price-related data in this quarterly report have been adjusted based on the 30,000-to-1 reverse split ratio.

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

Recent Developments

Although our software platform has been substantially completed, we have had several technological issues with the manufactured lasers (Free Space Optic terminals) that we acquired which are not aligning up independently, making the system integration problematic. After exhaustive testing and related efforts, we have determined that the laser units we purchased are inherently defective and faulty. Even though the manufacturer has sent engineers to us, at our expense, the manufacturer has been unable to demonstrate that the units function and we have determined that we cannot continue with the manufacturer’s units. Simultaneously with making these units try to work, we have been seeking alternative manufacturers and are exploring those options. The Company intends to seek either a buy back of those units from the manufacturer or intends to seek damages, including consequential damages, through legal action against the manufacturer.

Infinitus was originally based principally on a United States patent that we acquired in August 2016. The patent, which expired on September 20, 2018, gave the holder the right to exclude others in the United States, commensurate with the scope of the patent, from creating a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. We also filed a patent application in the United States on July 25, 2017 seeking rights to exclude others from using our method of synchronizing free space optic links between aircraft in flight, which technology we believe will be instrumental in making Infinitus operate successfully. The patent application was recently rejected by the U.S. Patent and Trademark Office, but we believe there are adequate grounds for appeal.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this quarterly report.

To date, we have not earned any revenues from operations.

Three Months Ended November 30, 2018 and 2017

Our operating results for the three months ended November 30, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	November 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Total operating expense	9,481,538	8,541,024	940,514
Other expense	329,411	1,515,672	(1,186,261)
Net loss	$9,810,949	$10,056,696	$(245,747)

We incurred a net loss of $9.8 million for the three months ended November 30, 2018 as compared to a net loss of $10.1 million for the same period in 2017. The decrease in net loss was due to a decrease in other expenses offset by an increase in operating expense. The increase in operating expenses was mainly attributable to an increase in marketing of Infinitus and professional fees for legal services, and reduced by stock-based compensation expense. The decrease in other income relates primarily from a gain in change in fair value on derivative liabilities for the three months ended November 30, 2018, whereas we had a loss in change in derivative liabilities in the same period 2017, primarily from the decline in market price of our common stock.

We currently have very limited capital resources and cash flows to support our operations. Until we obtain additional debt or equity financing, we will incur costs at a reduced level compared to prior-year periods, and our development of Infinitus and the Company’s business may be materially delayed or terminated.

Our operating expenses for the three months ended November 30, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	November 30,
Operating Expense:	2018	2017	Changes

Marketing and branding	$3,231,383	$1,089,280	$2,142,103
Depreciation	3,124	2,088	1,036
General and administrative expenses	157,200	114,742	42,458
Professional fees	1,502,768	857,285	645,483
Research and development	55,141	285,889	(230,748)
Salaries and wages	221,594	229,215	(7,621)
Stock based compensation	4,310,328	5,962,525	(1,652,197)
Total operating expense	$9,481,538	$8,541,024	$940,514

The biggest component of the operating expenses was $4.3 million of stock-based compensation expenses incurred in the 2018 period compared to $6.0 million of stock-based compensation expenses incurred in the 2017 period. In the three months ended November 30, 2018, stock compensation expense included: (i) $18,150 in connection with the issuance of 46,242,789 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; and (ii) $4,292,178 million with respect to employee stock options. In the three months ended November 30, 2017, stock compensation expense included: (i) $165,000 in connection with the issuance of 125,146 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $27,000 in connection with the issuance of 20,336 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $39,000 in connection with the issuance of 30,000 shares of common stock and $94,000 in connection with the issuance of warrants to purchase 75,000 shares to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $5.5 million with respect to employee stock options; and (v) $93,000 in connection with the issuance of 118,580 shares of warrants to consultants..

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which can potentially assist us in developing and commercializing Infinitus. For the fiscal quarter ended November 30, 2018,we recorded $3.2 million in marketing and branding expenses. The majority of these expenses reflect the accrual of the maximum amount we may owe under a contract with a vendor to purchase media time for our marketing and branding messages, although the amount we may ultimately pay to this vendor is uncertain and in dispute. Other than this and other accruals, none of which were material, we did not otherwise incur any new marketing and branding expenses, whereas, $1.1 million was incurred by our Company during the three months ended November 30, 2017. We expect to incur expenditures on marketing and branding in future fiscal periods if and when cash flow is available, as we plan to continue to develop Infinitus, however, until we obtain additional or equity financing, we will be unable to continue spending on marketing and branding efforts.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the three months ended November 30, 2018, professional fees were $1.5 million compared to $857,000 for the comparative period in 2017. The increase in professional fees were mainly attributed to the increase in legal fees related to SEC reporting and regulatory compliance issues. We expect to continue to incur professional fees at an elevated level for the foreseeable future in connection with capital-raising transactions, regulatory compliance and responses and other related matters.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the three months ended November 30, 2018, research and development expense was $55,141, as compared to $286,000 during the same period in 2017. The decrease in our research and development spending during the three months ended November 30, 2018 was due to our lack of adequate capital resources to support our operations. Had the Company had access to greater capital resources, including cash on hand, during this period, the Company would have spent a greater amount on research and development. Until we obtain additional debt or equity financing, we will be unable to increase spending on research and development, and unable to prepare for our planned two-plane test and the eventual 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the three months ended November 30, 2018, general and administrative expenses increased primarily from office expense increasing by $11,205 and travel costs increasing by $11,573 as compared to the same period in 2017.

Our other (income) expense for the three months ended November 30, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	November 30,
Other (Income) Expenses	2018	2017	Changes

Interest expense	$564,303	$980,604	$(416,301)
Change in fair value of derivative liabilities	(234,892)	535,068	(769,960)
Total other expenses	$329,411	$1,515,672	$(1,186,261)

During the three months ended November 30, 2018, our Company recognized $329,411 in other income which included a gain on change in fair value of derivative liabilities of $234,892 and interest expense of $564,303. The gain on change in fair value of derivative liabilities related to $1,106,610 as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a gain of $1,341,502 in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the three months ended November 30, 2018.

During the three months ended November 30, 2017, the Company incurred $1,515,672 other expenses which include loss on change in fair value of derivative liabilities of $535,068 and interest expense of $980,604. The loss on change in fair value of derivative liabilities related to an increase in the fair value of warrants and convertible notes calculated using Black Scholes option model and recorded as a derivative liability. The interest expense includes amortization of debt discount and interest incurred on convertible notes issued during the three months ended November 30, 2017.

Liquidity and Capital Resources

The following table presents selected financial information as of and for the three months ended November 30, 2018, and 2017:

	November 30,	August 31,
Balance Sheet Data:	2018	2018	Changes

Cash	$130,513	$155,988	$(25,475)
Working capital deficiency	$(12,767,498)	$(9,271,865)	$(3,495,633)
Total assets	$290,952	$1,210,248	$(919,296)
Total liabilities	$13,026,964	$10,447,503	$2,579,461
Total stockholders' deficit	$(12,736,012)	$(9,237,255)	$(3,498,757)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. As previously disclosed, on May 29, 2018, we completed a public offering of 8,000 units consisting of 8,000 shares of our Series A Convertible Preferred Stock (the “Prefered Stock”) and 24,000 warrants to purchase additional shares of Preferred Stock from which we generated $6.7 million, after deducting underwriting discounts and other expenses of the offering. If the warrants included in the offering are exercised, then the Company could receive additional gross proceeds of up to $24 million, although there can be no assurance that the warrants will be exercised in full, or at all. During the three months ended November 30, 2018, we generated proceeds from Preferred Stock issued from the exercise of warrants of $800,000.

On December 18, 2018, we received gross proceeds of $90,000 from the exercise of 90 warrants issued in our May 2018 public offering into 90 shares of Preferred Stock.

Because we currently do not generate revenue, we must obtain additional financing to continue operations at our current level. We currently do not have enough cash on hand to fund our contemplated two-plane test, and we are unable to predict for how long our cash on hand will fund our current operations. We believe that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, that it would be available on terms generally as favorable as terms of recent financings. We believe our ability to secure such additional funding has been made more difficult by recent declines in the trading price of our common stock and the drastic increase in the number of shares outstanding resulting from conversions of the Preferred Stock by the holders thereof at conversation prices unfavorable to us due to the market-price-based nature of the conversation formula.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with a contemplated two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the free space optic links underlying the Company’s patent application filed on July 25, 2017, and a larger airborne test involving up to 20 commercial aircraft, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding. In light of the issues we recently experienced in connection with integrating the manufactured lasers into Infinitus, we are currently unable to predict when, or if, the two-plane test will occur.

The following table sets forth certain information about our cash flows during the three months ended November 30, 2018 and 2017:

	Three Months Ended
	November 30,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(775,475)	$(2,777,945)	$2,002,470
Cash Flows used in Investing Activities	-	(8,456)	8,456
Cash Flows provided by Financing Activities	750,000	2,733,000	(1,983,000)
Net Change in Cash	$(25,475)	$(53,401)	$27,926

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended November 30, 2018, net cash flows used in operating activities were $775,475, consisting of a net loss of $9.8 million and net gain on change in fair value of derivative liabilities of $234,892, offset by stock-based compensation of $4.3 million, amortization of debt discount of 514,429, depreciation of $3,124, and was decreased from a net change in operation assets and liabilities of $4.4 million. Unless and until we generate revenue from Infinitus, we expect to continue to generate net losses.

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

Cash Flows from Investing Activities

For the three months ended November 30, 2018, we did not have investing activities.

For the three months ended November 30, 2017, we acquired $8,456 of office and computer equipment.

Cash Flows from Financing Activities

For the three months ended November 30, 2018, net cash flows provided by financing activities was $750,000, consisting of proceeds from Preferred Stock issued from the exercise of warrants of $800,000, and was offset by repayment of convertible notes of $50,000.

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

The material estimates for our Company are that of income tax valuation allowance recorded for deferred tax assets and stock-based compensation. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2018 and 2017 was estimated using our common stock for convertible notes and the average historical volatility of three public companies offering services similar to ours for warrants and stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on the grant date.

Basis of Accounting and Going Concern

Our unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $92 million through November 30, 2018 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $55,141 and $285,889 were incurred for the three months ended November 30, 2018 and 2017, respectively.

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

Stock-based compensation of $4,310,328 and $5,962,525 were incurred for the three months ended November 30, 2018 and 2017, respectively.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. Management believes that these recent pronouncements will not have a material effect on our Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the previously reported material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2018.

Material Weaknesses in Internal Control Over Financial Reporting and Remediation Measures

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, management identified the following material weaknesses in our internal control over financial reporting:

(1)	Management override of controls;

(2)	absent or inadequate segregation of duties within a significant account or process;

(3)	inadequate design of monitoring controls used to assess the design and operating effectiveness of the entitiy’s internal control over time.

The Company continues to work on remediation measures for the above weaknesses. However, the material weaknesses will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and remedial measures described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 2, 2018, the Company, J. Edward Daniels, the Company’s transfer agent and certain other individuals were named as defendants in a lawsuit filed in the Central District of California captioned The Alliance for Education, Inc. v. Airborne Wireless Network, Inc. et al., Case No. 2:18-cv-20. The complaint makes fraud and conversion claims against the Company, and a breach of fiduciary duty claim against Mr. Daniels, alleging that the defendants wrongfully deprived the plaintiff of certain stock certificates representing shares of the Company’s common stock, and seeks monetary damages, a judicial declaration regarding the ownership of the share certificates at issue, an injunction that the certificates at issue be returned or reissued to the plaintiff and costs and attorneys’ fees. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit.

On November 15, 2018, the Company was named as a defendant in Neutron Media, Inc. v. Airborne Wireless Network, a complaint filed in the Ventura County Superior Court in California. Neutron Media, Inc., the plaintiff, seeks money damages in connection with the alleged breach by the Company of an advertising package contract. The contract at issue provides that in exchange for payment, the plaintiff would provide the Company a 30-second spot looping a minimum of three times per hour, for a total of 90 seconds per hour, airing 20 hours per day, from 6:00 am to 2:00 am, over an 89-day period, on The 1500 Broadway Spectacular, a 56 foot-by-29 foot viewing space. Neutron Media, Inc. alleges that it performed all conditions of the contract, but that the Company had breached the agreement by failing to provide payment. By agreement, the Company’s response date has been extended to January 11, 2019. The parties are currently meeting and conferring over the issue of forum non conveniens due to a mandatory forum selection clause contained in the subject contract. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2018, the Company issued 257,544,764 shares of common stock upon the conversion of convertible notes in the aggregate principal amount and accrued interest of $47,187. The convertible notes were originally offered and sold to the holders thereof in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and the issuance of the shares upon conversion of such notes were similarly exempt from registration.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit		INCORPORATED BY REFERENCE
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation, effective as of July 31, 2017	8-K	3.1	08/01/2017
3.2	Certificate of Amendment to Articles of Incorporation, filed June 18, 2018	8-K	3.1	06/20/2018
3.3	Certificate of Amendment to Articles of Incorporation, filed June 28, 2018	8-K	3.1	06/29/2018
3.4	Certificate of Change, filed August 22, 2018	8-K	3.1	08/24/2018
3.5	Certificate of Designation for Series A Convertible Preferred Stock	8-K	3.1	05/29/2018
3.6	Amended and Restated Bylaws effective as of July 30, 2017	8-K	3.2	08/01/2017
10.1	Exercise Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Sabby Volatility Warrant Master Fund, Ltd.	8-K	10.1	10/17/2018
10.2	Exercise Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Ionic Ventures LLC	8-K	10.2	10/17/2018
10.3	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Sabby Volatility Warrant Master Fund, Ltd.	8-K	10.3	10/17/2018
10.4	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Ionic Ventures LLC	8-K	10.4	10/17/2018
10.5	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Anson Funds Management LP	8-K	10.5	10/17/2018
10.6	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and Hudson Bay Master Fund Ltd.	8-K	10.6	10/17/2018
10.7	Lock-up Agreement, dated as of October 17, 2018, between Airborne Wireless Network and YA II PN, Ltd.	8-K	10.7	10/17/2018
10.8	Exercise Agreement, dated as of December 17, 2018, between Airborne Wireless Network and Sabby Volatility Warrant Master Fund, Ltd.	8-K	10.1	12/18/2018
10.9	Lock-up Agreement, dated as of December 12, 2018, between Airborne Wireless Network and Anson Funds Management LP	8-K	10.2	12/18/2018
10.10	Lock-up Agreement, dated as of December 12, 2018, between Airborne Wireless Network and Hudson Bay Master Fund Ltd.	8-K	10.3	12/18/2018
10.11	Lock-up Agreement, dated as of December 12, 2018, between Airborne Wireless Network and Ionic Ventures LLC	8-K	10.4	12/18/2018
10.12	Lock-up Agreement, dated as of December 13, 2018, between Airborne Wireless Network and YA II PN, Ltd.	8-K	10.5	12/18/2018
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

† Management contract or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRBORNE WIRELESS NETWORK

Dated: January 9, 2019	By:	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) (duly authorized officer)

