Form 10-Q
period 2019-02-28
AIRBORNE WIRELESS NETWORK
filed 2019-04-09
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, as of April 5, 2019 was 4,151,853,254

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

AIRBORNE WIRELESS NETWORK

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$11,761	$155,988
Prepaid expenses and other assets	29,933	1,019,650
Total Current Assets	41,694	1,175,638

Property and equipment, net	28,362	34,610

Total Assets	$70,056	$1,210,248

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$8,666,710	$4,909,419
Accrued interest	149,213	67,157
Convertible notes payable, net of unamortized debt discount of $48,346 and $863,852, respectively	1,707,660	976,229
Derivative liabilities	4,090,702	4,494,698
Total Current Liabilities	14,614,285	10,447,503

Total Liabilities	14,614,285	10,447,503

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A Convertible Preferred Stock, $0.001 par value, $1,150 stated value, 1,000,000 shares authorized; 1,135 and 1,048 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	1	1
Common stock, $0.001 par value, 5,000,000,000,000 shares authorized; 3,701,872,193 and 684,342 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	3,701,872	684
Additional paid-in capital	109,978,769	104,574,113
Accumulated deficit	(128,224,871)	(113,812,053)
Total Stockholders' Deficit	(14,544,229)	(9,237,255)

Total Liabilities and Stockholders' Deficit	$70,056	$1,210,248

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expense
Marketing and branding	4,499	1,882,452	3,235,882	2,971,732
Depreciation	3,124	2,464	6,248	4,552
General and administrative expenses	87,321	205,290	244,521	320,032
Management fees	-	42,000	-	42,000
Professional fees	393,262	1,143,232	1,896,030	2,000,517
Research and development	-	284,053	55,141	569,942
Salaries and wages	75,717	250,064	297,311	479,279
Stock based compensation	2,628,380	31,998,849	6,938,708	37,961,374
Total operating expense	3,192,303	35,808,404	12,673,841	44,349,428

Operating Loss	(3,192,303)	(35,808,404)	(12,673,841)	(44,349,428)

Other income (expense)
Interest expense	(348,721)	(581,304)	(913,024)	(1,561,908)
Net change in fair value of derivative liabilities including day one losses	(1,060,845)	(2,006,888)	(825,953)	(2,541,956)
Total other expense	(1,409,566)	(2,588,192)	(1,738,977)	(4,103,864)

Net Loss	$(4,601,869)	$(38,396,596)	$(14,412,818)	$(48,453,292)

Net loss per common share – basic and diluted	$(0.00)	$(12,128)	$(0.01)	$(15,585)

Weighted average number of common shares outstanding	3,324,836,985	3,166	2,035,903,430	3,109

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three and Six Month periods ended February 28, 2019

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of August 31, 2018	1,048	$1	684,342	$684	$104,574,113	$(113,812,053)	$(9,237,255)

Common stock converted from preferred stock	(749)	(1)	2,632,629,380	2,632,629	(2,632,628)	-	-
Preferred stock units issued from the exercise of warrants	800	1	-	-	799,999	-	800,000
Common stock issued for services	-	-	46,242,792	46,243	(28,093)	-	18,150
Common stock issued for conversion of convertible notes	-	-	257,544,764	257,545	(210,358)	-	47,187
Vesting of stock options issued to employees and consultants	-	-	-	-	4,292,178	-	4,292,178
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	122,122	-	122,122
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	1,032,555	-	1,032,555
Net loss for the three months ended November 30, 2018	-	-	-	-	-	(9,810,949)	(9,810,949)
Balance as of November 30, 2018	1,099	$1	2,937,101,278	$2,937,101	$107,949,888	$(123,623,002)	$(12,736,012)

Common stock converted from preferred stock	(54)	-	752,727,276	752,727	(752,728)	-	(1)
Preferred stock units issued from the exercise of warrants	90	-	-	-	90,000	-	90,000
Common stock issued for services	-	-	12,043,639	12,044	(10,839)	-	1,205
Vesting of stock options issued to employees and consultants	-	-	-	-	2,627,176	-	2,627,176
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	75,272	-	75,272
Net loss for the three months ended February 28, 2019	-	-	-	-	-	(4,601,869)	(4,601,869)
Balance as of February 28, 2019	1,135	$1	3,701,872,193	$3,701,872	$109,978,769	$(128,224,871)	$(14,544,229)

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three and Six Month periods ended February 28, 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of, August 31, 2017	3,022	$3	$37,235,403	$(37,128,829)	$106,577

Common stock issued for exercise of warrants	15	-	484,000	-	484,000
Common stock issued for services	6	-	230,357	-	230,357
Common stock issued in conjunction with convertible notes	22	-	780,742	-	780,742
Vesting of stock options issued to employees	-	-	5,545,200	-	5,545,200
Stock warrants issued for services	-	-	36,772	-	36,772
Reclassification of derivative liability from additional paid in capital due to warrants	-	-	(2,078,065)	-	(2,078,065)
Net loss for the three months ended November 30, 2017	-	-	-	(10,056,696)	(10,056,696)
Balance as of November 30, 2017	3,065	$3	$42,234,409	$(47,185,525)	$(4,951,113)

Common stock units for cash	44	-	1,079,999	-	1,079,999
Common stock issued for exercise of warrants	63	-	1,108,124		1,108,124
Common stock issued for services	22	-	1,244,341	-	1,244,341
Common stock issued in conjunction with convertible notes	25	-	1,612,676	-	1,612,676
Vesting of stock options issued to employees and consultants	-	-	25,385,738	-	25,385,738
Reclassification to additional paid in capital from derivative liability upon exercise of warrants	-	-	2,905,132	-	2,905,132
Net loss for the three months ended February 28, 2018	-	-	-	(38,396,596)	(38,396,596)
Balance as of, February 28, 2018	3,219	$3	$75,570,419	$(85,582,121)	$(10,011,699)

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,412,818)	$(48,453,292)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,248	4,552
Stock-based compensation	6,938,708	37,961,374
Amortization of debt discount included in interest expense	815,506	1,469,387
Change in fair value of derivative liabilities	825,953	2,541,956
Changes in operating assets and liabilities:
Prepaid expenses and other assets	989,717	(463,704)
Accounts payable and accrued liabilities	3,757,291	270,561
Accrued interest	95,168	92,521
Net Cash Used in Operating Activities	(984,227)	(6,576,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(15,759)
Net Cash Used in Investing Activities	-	(15,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	-	3,907,750
Repayment of convertible notes	(50,000)	-
Proceeds from issuance of common stock units	-	1,079,999
Proceeds from exercise of warrants	-	1,592,124
Preferred stock units issued from the exercise of warrants	890,000	-
Net Cash Provided by Investing Activities	840,000	6,579,873

Net change in cash and cash equivalents	(144,227)	(12,531)
Cash and cash equivalents, beginning of period	155,988	217,694
Cash and cash equivalents, end of period	$11,761	$205,163

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$800

Non-cash financing transactions:
Derivative liabilities recognized as debt discount	$-	$476,387
Common shares issued in conjunction with convertible notes recognized as debt discount	$-	$2,524,879
Common stock issued for conversion of debt	$47,187	$-
Common stock issued for conversion of preferred stock	$3,385,357	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	$122,122	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	$1,107,827	$-
Reclassification to additional paid in capital from derivative liability upon exercise of warrants	$-	$2,905,132
Reclassification to derivative liability from additional paid in capital due to warrants	$-	$2,078,065
Common stock issued for services	$-	$1,474,698

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

Amended and Restated Articles of Incorporation

On June 28, 2018, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Articles of Incorporation (as amended to date, the “Articles”) that increased the number of authorized shares of stock and granted the Company the right to effect up to five reverse stock splits of all of the Company’s issued and outstanding common stock until twelve (12) months from the filing of Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada on June 28, 2018. The number of shares of stock authorized under the Articles prior to the Amendment was 360,000,000, of which 350,000,000 were designated as common stock and 10,000,000 were designated as preferred stock. After giving effect to the Amendment, the number of authorized shares of all classes of stock the Company has authority to issue is 5,000,010,000,000, of which 5,000,000,000,000 are be designated as common stock and 10,000,000 are designated as preferred stock. Under the Amendment, the board of directors of the Company can effect up to five separate reverse splits of the Common Stock, each to be in a ratio of up to thirty thousand (30,000) to one (1), with any fractional shares to be rounded up to the next whole share, or paid in cash until June 28, 2019. Effective August 24, 2018, the Company effected a 30,000-for-one reverse stock split. All shares of common stock, the number of shares underlying options, warrants and other convertible securities and the per-share exercise price of such options, warrants and convertible securities disclosed in the financial statements retroactively reflect this reverse stock split.

Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $14,412,818 during the six months ended February 28, 2019 and has an accumulated deficit of $128,224,871 as of February 28, 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 14, 2018.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2019, and August 31, 2018, measured at fair value on a recurring basis:

February 28, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$4,090,702	$4,090,702

August 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$4,494,698	$4,494,698

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $55,141 and $569,942 were incurred for the six months ended February 28, 2019 and 2018, respectively.

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

Stock-based compensation incurred for the six months ended February 28, 2019 and 2018, respectively, are summarized as follows:

	Six Months Ended
	February 28,
	2019	2018

Stock options issued to employees, strategic service provider and consultants	$6,919,354	$30,930,938
Stock warrants issued to investors and consultants	-	5,555,738
Common stock issued to strategic service providers and consultants	19,354	1,474,698
Total	$6,938,708	$37,961,374

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

Prepaid expenses consisted of the following at February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2018
Legal and regulatory fees	$29,933	$255,500
Marketing and branding	-	712,900
Rent expense	-	22,550
Professional fees	-	28,700
	$29,933	$1,019,650

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2017
Trade Payables	$8,528,894	$4,796,784
Credit Card Payable	67,856	37,675
Other Payable	69,960	74,960
Total	$8,666,710	$4,909,419

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

During the six months ended February 28, 2019, 803 shares of Series A Convertible Preferred Stock were converted into 3,385,356,656 shares of common stock. The corresponding derivative liability at the dates of conversion of $1,107,827 was credited to additional paid in capital.

As of February 28, 2019, and August 31, 2018, 1,135 and 1,048 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

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

The below table summarizes warrant activity during the six months ended February 28, 2019 and the year ended August 31, 2018:

	Number of warrants			Weighted- Average Exercise Price
	Series 1	Series 2	Series 3	Series 1	Series 2	Series 3
Balances as of August 31, 2018	7,500	7,900	8,000	$1,000	$1,000	$1,000
Granted	-	-	-	-	-	-
Exercised	-	(200)	(690)	1,000	1,000	1,000
Forfeited	-	-	-	-	-	-
Balances as of February 28, 2019	7,500	7,700	7,310	$1,000	$1,000	$1,000

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2019:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	life (in Months)	Exercise Price	of Shares	Exercise Price
Series 1	7,500	2.96	$1,000	7,500	$1,000
Series 2	7,700	2.96	$1,000	7,700	$1,000
Series 3	7,310	2.96	$1,000	7,310	$1,000

During the six months ended February 28, 2019, 200 Series 2 warrants were exercised into 200 shares of Series A Convertible Preferred Stock and 690 Series 3 warrants were exercised into 690 shares of Series A Convertible Preferred Stock for an aggregate net proceeds of $890,000.

Common stock

Issuances

During the six months ended February 28, 2019, the Company issued 3,701,187,851 shares of common stock, as follows:

•	58,286,431 shares of common stock to strategic service providers, for services valued at $19,354.

•	3,385,356,656 shares of common stock issued for the conversion of 803 shares of Series A Convertible Preferred Stock.

•	257,544,764 shares of common stock issued upon the conversion of convertible notes in aggregate principal amount of $34,075 and accrued interest of $13,112.

As at February 28, 2019 and August 31, 2018, the Company had 3,701,872,193 and 684,342 shares of common stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the six months ended February 28, 2019 and the year ended August 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2017	119	$48,900
Granted	3,513	4,505
Exercised	(92)	40,823
Forfeited	(231)	46,862
Balances as of August 31, 2018	3,309	$1,196
Granted	6	57,000
Exercised	-	-
Forfeited	-	-
Balances as of February 28, 2019	3,315	$2,245

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended August 31, 2018:

Year Ended
August 31,
2018
Exercise price	$10.2 - $97,500
Remaining contractual term	1.49 - 5 years
Expected average volatility	124%-354%
Expected dividend yield	-
Risk-free interest rate	0.98% - 2.83%

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,315	2.39	$2,245	3,315	$2,245

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at February 28, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of February 28, 2019, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on February 28, 2019.

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

Equity Compensation not approved by security holders

During the six months ended February 28, 2019 and the year ended August 31, 2018, options to purchase 0 and 339 shares of our common stock, respectively, had been granted to our employees, officers and directors under equity compensation not approved by security holders.

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

As of February 28, 2019, there were 320 shares available for future grant under the 2017 Plan.

Stock Options

During the six months ended February 28, 2019, the Company did not grant options and during the year ended August 31, 2018, the Company granted options with an aggregate fair value of $19,412,264, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of stock option activity during the six months ended February 28, 2019 and the year ended August 31, 2018:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2017	946	$98,700	$35,864,990	$-
Granted	339	66,000	19,412,264	-
Exercised	-	-	-	-
Forfeited	(2)	37,200	(67,894)	-
Balances as of August 31, 2018	1,283	$58,500	$55,209,360	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of February 28, 2019	1,283	$58,504	$55,209,360	$-

The following table summarizes information relating to exercisable stock options as of February 28, 2019:

Options Exercisable
Number of Shares	Weighted Average Exercise Price
968	$53,222

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options exercisable at February 28, 2019. As of February 28, 2019, the aggregate intrinsic value of stock options outstanding was $0 based on the closing market price of $0.0001 on February 28, 2019.

Weighted-average grant-date fair value for non-vested stock options as of February 28, 2019 and August 31, 2018 were listed as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested, August 31, 2017	809	$38,100
Granted	339	57,300
Vested	(473)	43,800
Forfeited	-	-
Unvested, August 31, 2018	675	$43,800
Granted	-	-
Vested	(360)	64,000
Forfeited	-	-
Unvested, February 28, 2019	315	$74,700

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended August 31, 2018 and 2017:

Year Ended
August 31,
	2018	2017
Remaining contractual term	3.59 - 5.98 years	4.59 - 6.43 years
Expected average volatility	175% - 176%	179% - 183%
Expected dividend yield	-	-
Risk-free interest rate	2.20% - 2.35%	1.17% - 2.25%

The total fair values of stock options that vested during the period ended February 28, 2019 and year ended August 31, 2018 were $16,515,235 and $18,112,430, respectively.

As of February 28, 2019, there was $5,204,235 of total unrecognized compensation cost related to non-vested stock options granted. The Company expects to recognize that cost over a remaining weighted average vesting period of 0.75 years as of February 28, 2019.

NOTE 7 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as of February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2018
Convertible Notes - originated in October 2017	$162,700	$164,190
Convertible Notes - originated in December 2017	109,725	109,725
Convertible Notes - originated in January 2018	1,915	24,500
Convertible Notes - originated in March 2018	145,833	145,833
Convertible Notes - originated in April 2018	1,190,000	1,250,000
Convertible Notes - originated in May 2018	145,833	145,833
	1,756,006	1,840,081
Less debt discount and debt issuance cost	(48,346)	(863,852)
	1,707,660	976,229
Less current portion of convertible notes payable	(1,707,660)	976,229
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $815,506 and $1,469,387 for the six months ended February 28, 2019 and 2018, respectively, which is included in interest expense in the statements of operations.

For the six months ended February 28, 2019 and 2018, the interest expense on convertible notes was $95,168 and $92,521, respectively. As of February 28, 2019 and August 31, 2018, the accrued interest payable was $149,213 and $67,157, respectively.

During the six months ended February 28, 2019, the Company repaid $50,000 on one of its April 2018 convertible notes.

Conversion

During the six months ended February 28, 2019, holders of certain of the convertible notes converted these notes with principal amounts of $34,075 and accrued interest of $13,112 into 257,544,764 shares of common stock. The corresponding derivative liability at the date of conversion of $122,122 was credited to additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of February 28, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in February 28, 2019 and August 31, 2018:

	Six months ended	Year Ended
	February 28,	August 31,
	2019	2018
Expected term	0.08 - 0.35 years	0.10 - 5.00 years
Expected average volatility	0% - 582%	49% - 350%
Expected dividend yield	-	-
Risk-free interest rate	2.31%-2.52%	0.98% - 2.83%

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2018	$4,494,698
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	1,232,065
Derivative liabilities settled upon conversion of convertible notes	(122,122)
Derivative liabilities settled upon conversion of convertible preferred stock	(1,107,827)
Gain on change in fair value of the derivative liabilities	(406,112)
Balance - February 28, 2019	$4,090,702

The following table summarizes the loss on derivative liability included in the income statement for the six months ended February 28, 2019 and 2018, respectively.

	Six months ended
	February 28,
	2019	2018
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	$-	$282,093
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	1,232,065	-
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	-	859,488
Loss (Gain) on change in fair value of the derivative liabilities	(406,112)	1,400,375
	$825,953	$2,541,956

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Jet Midwest Group, LLC entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, LLC, we issued to Jet Midwest Group, LLC 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through February 28, 2019, we had issued 49 shares of common stock to Jet Midwest Group, LLC and were obligated to issue an additional 58,297,317 shares of common stock. After entering into the agreement with us, Jet Midwest Group, LLC sought protection from creditors under the bankruptcy code, which proceedings were subsequently dismissed. One of Jet Midwest Group, LLC’s creditors has claimed that shares of our common stock to be issued under the anti-dilution right should be issued to it instead of Jet Midwest Group, LLC. In light of this dispute and ongoing litigation between Jet Midwest Group, LLC and its creditors, the Company is evaluating its obligation to continue issuing shares to Jet Midwest Group, LLC.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”) for a three (3) year term to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 14 shares of common stock and 34 warrants over a three-year term. We issued 2 shares of common stock and 4 warrants upon execution of this agreement, and are to issue 1 shares of common stock and 1 warrant per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through February 28, 2019, we had issued 21 shares of common stock and 23 warrants to purchase common stock to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $57,000 per share. The warrants have a cashless exercise feature that can be utilized if the shares underlying the warrants cannot be resold under an effective registration statement filed with the Securities and Exchange Commission by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue an additional 667 shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. As of February 28, 2019, the Company has not made a contingency for these events, but has expensed these costs, as incurred, which have exceeded the commitment.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management believes that the ultimate outcomes of the pending significant legal proceedings to which the Company is a party may have a material adverse effect on the Company's financial position.

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

On February 1, 2018, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2018 and expired on January 31, 2019. Our monthly rent is $4,510, payable in equal monthly installments. On February 1, 2018, the Company prepaid the $54,120, for the full term of the lease. As at February 28, 2019, we have fully expensed this amount.

Total net rent expense related to our operating leases for the six months ended February 28, 2019 and 2018, was $10,426 and $25,010 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of August 31, 2018 are as follows:

Year ending August 31,
2019	$11,142
Thereafter	-
Total	$11,142

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to February 28, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

The Company issued 449,981,061 shares of common stock for the conversion of 32 shares of preferred stock.

An investor exercised 20 units of Series 3 warrants originally granted in conjunction with the Series A Convertible Preferred Stock into 20 shares of Series A Convertible Preferred Stock for net proceeds of $20,000.

On November 15, 2018, the Company was named as a defendant in Neutron Media, Inc. v. Airborne Wireless Network, in a complaint filed in the Superior Court of Ventura County, California, Case No.: 56-2018-00520023-CU-CL-VTA.  On March 8, 2019, a Request for Dismissal was filed by the plaintiff with the Ventura Superior Court and the complaint was dismissed without prejudice in the Neutron matter.

On February 6, 2019, the Company was named as a defendant in YA II PN, LTD. v. Airborne Wireless Network, in a complaint filed in the Superior Court of New Jersey, Hudson County, Docket No.: HUD-L-00-557-19. On March 21, 2019, the Plaintiff filed a request for Entry of Default Judgment in the amount of $1,284,542. On March 26, 2019, YA II PN obtained a Final Judgement against the Company in the amount of $1,284,542. The Company is currently evaluating the judgment and its options and alternative ways to satisfy it.

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

We expect that, if and when developed, Infinitus will provide a broadband wireless communication infrastructure by using and customizing existing, small, lightweight, low-power relay station equipment and antennae that will be installed onboard aircraft. Each equipped aircraft would have a broadband wireless communication link to one or more neighboring aircraft and/or ground stations. These aircraft would form a chain of seamless airborne repeaters or routers providing broadband wireless communication gateways along the entire flight path, essentially creating a digital superhighway in the sky. If a link was interrupted, the signal would be redirected to the next participating aircraft or ground station in the chain -- in other words, there would be multiple, simultaneous data connections and thus the system would not rely on a single link.

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

If we can successfully complete the development of Infinitus, which requires additional financing, Infinitus could provide high-speed broadband Internet service to (i) supplement or replace current broadband networks, (ii) serve currently underserved markets, such as maritime, rural and remote locations, (iii) government agencies, including those that provide emergency or disaster relief services, (iv) companies seeking a more secure, reliable private data network, (v) customers onboard aircraft in flight seeking improved Internet access and connectivity and (vi) owners and operators of private jets and small aircraft owners, which in turn, can provide additional aircraft for the Infinitus network. Infinitus could also provide a wireless broadband network that is not vulnerable or susceptible to single points of failure (as is the case with current networks).

We are currently continuing to develop Infinitus, and have not licensed Infinitus to anyone or generated any revenue from external customers during the last three fiscal years.

Our principal executive office is located at 4115 Guardian Street, Suite C, in Simi Valley, California 93063 and our telephone number is (805) 583-4302. Our corporate website is www.airbornewirelessnetwork.com. Our fiscal year end is August 31.

Recent Developments

Although our software platform has been substantially completed, we have had several issues with the lasers manufactured, sold and shipped by Mynaric AG and Mynaric Lasercom GmBH (formerly known as Vialight Communications GmBH) of Gilching Germany. The lasers are an integral component of Infinitus.

The Company paid Mynaric $1,134,706 for the lasers on June 20, 2018. The lasers were damaged when received by the Company in shipment due to, among things, inadequate and negligent packaging by Mynaric of the lasers. Mynaric refused to repair the lasers despite, among other things, the warranty Mynaric provided to the Company. The Company was required to pay an additional $120,000 to Mynaric for Mynaric to attempt to repair the lasers. Since the return of the so-called repaired lasers by Mynaric, the Company has been required to continually repair the lasers, while incurring additional costs and significant delays. To date, the lasers have never functioned as advertised and as represented and warranted by Mynaric. After exhaustive testing and related efforts, we have determined that the lasers we purchased from Mynaric are beyond repair and also maybe inherently defective, poorly manufactured, not manufactured in accordance with specifications provided by Mynaric, are not suitable for the purpose intended, and may be inherently dangerous. Further, Mynaric failed to provide instructions or support for the lasers.

Even though Mynaric has sent engineers to us, at our expense, Mynaric has been unable to demonstrate that the lasers are repaired and function and we have determined that we cannot continue with Mynaric’s lasers. Simultaneously with attempting to make the Mynaric lasers try to work, we have been seeking alternative manufacturers and are exploring those options. The Company intends to seek either a buyback of those units from Mynaric or intends to seek damages, including consequential damages, through legal action against Mynaric. The delay in our development of Infinitus and the Company’s potential success is directly related to the damaged and defective lasers sold to the Company by Mynaric.

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

Six Months Ended February 28, 2019 and February 28, 2018

Our operating results for the six months ended February 28, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	February 28,
Statement of Operations Data:	2019	2018	Changes

Revenue	$-	$-	$-
Total operating expense	12,673,841	44,349,428	(31,675,587)
Other expense	1,738,977	4,103,864	(2,364,887)
Net loss	$14,412,818	$48,453,292	$(34,040,474)

We incurred a net loss of $14.4 million for the six months ended February 28, 2019 as compared to a net loss of $48.5 million for the same period in 2018. The decrease in net loss was due to decrease in operating expense and other expense. The decrease in operating expense was mainly due to the decrease in stock-based compensation expense, research and development, salaries and wages and professional fees. The decrease in other expense relates primarily from a decrease in loss on change in fair value on derivative liabilities for the six months ended February 28, 2019 due to the decline in market price of our common stock, and the decrease in note interest expense and amortization of debt discount from convertible notes.

We currently have very limited capital resources and cash flows to support our operations. Until we obtain additional debt or equity financing, we will incur costs at a reduced level compared to prior-year periods, and our development of Infinitus and the Company’s business may be materially delayed or terminated.

Our operating expense for the six months ended February 28, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	February 28,
Operating Expense:	2019	2018	Changes

Marketing and branding	$3,235,882	$2,971,732	$264,150
Depreciation	6,248	4,552	1,696
General and administrative expenses	244,521	320,032	(75,511)
Management fees	-	42,000	(42,000)
Professional fees	1,896,030	2,000,517	(104,487)
Research and development	55,141	569,942	(514,801)
Salaries and wages	297,311	479,279	(181,968)
Stock based compensation	6,938,708	37,961,374	(31,022,666)
Total operating expense	$12,673,841	$44,349,428	$(31,675,587)

The largest component of the operating expense was $6.9 million of stock-based compensation expenses incurred during six months ended February 28, 2019 compared to $38.0 million of stock-based compensation expenses incurred for the same period in 2018. In the six months ended February 28, 2019, stock compensation expense included: (i) $19,354 in connection with the issuance of 58,286,425 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; and (ii) $6.9 million with respect to employee stock options. In the six months ended February 28, 2018, stock compensation expense included: (i) $1 million in connection with the issuance of 20 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $162,616 in connection with the issuance of 4 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $90,400 in connection with the issuance of 6 shares of common stock and $214,019 in connection with the issuance of 5 shares of warrants to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $31 million with respect to employee stock options; (v) $5.3 million in connection with the issuance of 131 shares of replacement warrants to shareholders; and (vi) $208,164 in connection with the issuance of 3 shares of common stock for services.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which can potentially assist us in developing and commercializing Infinitus. For the six months ended February 28, 2019, we recorded $3.2 million in marketing and branding expenses. The majority of these expenses reflect the accrual of the maximum amount we may owe under a contract with a vendor to purchase media time for our marketing and branding messages, although the amount we may ultimately pay to this vendor is uncertain and in dispute. Other than this and other accruals, none of which were material, we did not otherwise incur any new marketing and branding expenses, whereas, $2.9 million was incurred by our Company during the six months ended February 28, 2018. We expect to incur expenditures on marketing and branding in future fiscal periods if and when cash flow is available, as we plan to continue to develop Infinitus, however, until we obtain additional or equity financing, we will be unable to continue spending on marketing and branding efforts.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the six months ended February 28, 2019, professional fees were $1.9 million compared to $2.0 million for the comparative period in 2018. The decrease in professional fees were mainly due to a decrease in consulting fees. We expect to continue to incur professional fees at this current level for the foreseeable future in connection with capital-raising transactions, regulatory compliance and responses and other related matters.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the six months ended February 28, 2019, research and development expense was $55,141, as compared to $570,000 during the same period in 2018. The decrease in our research and development spending during the six months ended February 28, 2019 was due to our lack of adequate capital resources to support our operations. Had the Company had access to greater capital resources, including cash on hand, during this period, the Company would have spent a greater amount on research and development. Until we obtain additional debt or equity financing, we will be unable to increase spending on research and development, and unable to prepare for our planned two-plane test and the eventual 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the six months ended February 28, 2019, general and administrative expenses decreased primarily from travel costs decreasing by $76,000 as compared to the same period in 2018.

Our other (income) expense for the six months ended February 28, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	February 28,
Other Expenses	2019	2018	Changes

Interest expense	$913,024	$1,561,908	$(648,884)
Change in fair value of derivative liabilities	825,953	2,541,956	(1,716,003)
Total other expense	$1,738,977	$4,103,864	$(2,364,887)

During the six months ended February 28, 2019, our Company incurred $1.7 million in other expense which included a loss on change in fair value of derivative liabilities of $826,000 and interest expense of $913,000. The loss on change in fair value of derivative liabilities related to $1.2 million as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a gain of $406,000 in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the six months ended February 28, 2019.

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

Three Months Ended February 28, 2019 and February 28, 2018

Our operating results for the three months ended February 28, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	February 28,
Statement of Operations Data:	2019	2018	Changes

Revenue	$-	$-	$-
Total operating expense	3,192,303	35,808,404	(32,616,101)
Other expense	1,409,566	2,588,192	(1,178,626)
Net loss	$4,601,869	$38,396,596	$(33,794,727)

We incurred a net loss of $4.6 million for the three months ended February 28, 2019 as compared to a net loss of $38.4 million for the same period in 2018. The decrease in net loss was due to decrease in operating expense and other expense. The decrease in operating expense was mainly due to the decrease in stock-based compensation expense, advertising and marketing, professional fees, research and development and salaries and wages. The decrease in other expense relates primarily from a decrease in loss on change in fair value on derivative liabilities for the three months ended February 28, 2019 due to the decline in market price of our common stock, and the decrease in note interest expense and amortization of debt discount from convertible notes.

Our operating expenses for the three months ended February 28, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	February 28,
Operating Expense:	2019	2018	Changes

Advertising and marketing	$4,499	$1,882,452	$(1,877,953)
Depreciation and amortization	3,124	2,464	660
General and administrative expenses	87,321	205,290	(117,969)
Management fees	-	42,000	(42,000)
Professional fees	393,262	1,143,232	(749,970)
Research and development	-	284,053	(284,053)
Salaries and wages	75,717	250,064	(174,347)
Stock based compensation	2,628,380	31,998,849	(29,370,469)
Total operating expense	$3,192,303	$35,808,404	$(32,616,101)

The largest component of the operating expense was $2.6 million of stock-based compensation expenses incurred during three months ended February 28, 2019 compared to $32.0 million of stock-based compensation expenses incurred for the same period in 2018. In the three months ended February 28, 2019, stock compensation expense included: (i) $1,205 in connection with the issuance of 12,043,636 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; and (ii) $2.6 million with respect to employee stock options. In the three months ended February 28, 2018, stock compensation expense included: (i) $848,515 in connection with the issuance of 16 shares of common stock to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $135,762 in connection with the issuance of 3 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $51,900 in connection with the issuance of 3 shares of common stock and $120,024 in connection with the issuance of 3 shares of warrants to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $25 million with respect to employee stock options; (v) $5.2 million in connection with the issuance of 117 shares of replacement warrants to shareholders; and (vi) $208,164 in connection with the issuance of 3 shares of common stock for services In the three months ended February 28, 2017, stock compensation expense attributed to $25 million from employee stock options.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which can potentially assist us in developing and commercializing Infinitus. For the three months ended February 28, 2019, we recorded $4,500 in marketing and branding expenses, as compared to $1.9 million incurred by our Company during the three months ended February 28, 2018. We expect to incur expenditures on marketing and branding in future fiscal periods if and when cash flow is available, as we plan to continue to develop Infinitus, however, until we obtain additional or equity financing, we will be unable to continue spending on marketing and branding efforts.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the three months ended February 28, 2019, professional fees were $393,000 compared to $1.1 million for the comparative period in 2018. The decrease in professional fees were mainly due to a decrease in consulting fees. We expect to continue to incur professional fees at this current level for the foreseeable future in connection with capital-raising transactions, regulatory compliance and responses and other related matters.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the three months ended February 28, 2019, we did not spend on research and development expense, as compared to $284,000 incurred during the same period in 2018. The decrease in our research and development spending during the three months ended February 28, 2019 was due to our lack of adequate capital resources to support our operations. Had the Company had access to greater capital resources, including cash on hand, during this period, the Company would have spent a greater amount on research and development. Until we obtain additional debt or equity financing, we will be unable to increase spending on research and development, and unable to prepare for our planned two-plane test and the eventual 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the three months ended February 28, 2019, general and administrative expenses decreased primarily from travel costs decreasing by $96,000 as compared to the same period in 2018.

Our other (income) expense for the three months ended February 28, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	February 28,
Other Expense	2019	2018	Changes

Interest expense	$348,721	$581,304	$(232,583)
Change in fair value of derivative liabilities	1,060,845	2,006,888	(946,043)
Total other expense	$1,409,566	$2,588,192	$(1,178,626)

During the three months ended February 28, 2019, our Company incurred $1.4 million in other expense which included a loss on change in fair value of derivative liabilities of $1,060,845 and interest expense of $348,721. The loss on change in fair value of derivative liabilities related to $125,455 as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a loss of $935,390 in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the three months ended February 28, 2019.

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

Liquidity and Capital Resources

The following table presents selected financial information as of and for the six months ended February 28, 2019, and 2018:

	February 28,	August 31,
Balance Sheet Data:	2019	2018	Changes

Cash	$11,761	$155,988	$(144,227)
Working capital (deficiency)	$(14,572,591)	$(9,271,865)	$(5,300,726)
Total assets	$70,056	$1,210,248	$(1,140,192)
Total liabilities	$14,614,285	$10,447,503	$4,166,782
Total stockholders' equity (deficit)	$(14,544,229)	$(9,237,255)	$(5,306,974)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. As previously disclosed, on May 29, 2018, we completed a public offering of 8,000 units consisting of 8,000 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”) and 24,000 warrants to purchase additional shares of Preferred Stock from which we generated $6.7 million, after deducting underwriting discounts and other expenses of the offering. If all of the warrants included in the offering were exercised, then the Company could have received additional gross proceeds of up to $24 million, although there can be no assurance that the warrants will be exercised in full, or at all. During the six months ended February 28, 2019, we generated proceeds from Preferred Stock issued from the exercise of warrants of $890,000. 22,490 warrants remain unexercised as of February 29, 2019. The warrants have an expiration date of May 29, 2019.

On March 4, 2019, we received gross proceeds of $20,000 from the exercise of 20 warrants issued in our May 2018 public offering into 20 shares of Preferred Stock.

Because we currently do not generate revenue, we must obtain additional financing to continue operations at our current level. We currently do not have enough cash on hand to fund our contemplated two-plane test, and we are unable to predict for how long our cash on hand will fund our current operations. We unsure that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, that it would be available on terms generally as favorable as terms of recent financings. We believe our ability to secure such additional funding has been made more difficult by recent declines in the trading price of our common stock and the drastic increase in the number of shares outstanding resulting from conversions of the Preferred Stock by the holders thereof at conversation prices unfavorable to us due to the market-price-based nature of the conversation formula.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with a contemplated two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the free space optic links (lasers) underlying the Company’s patent application filed on July 25, 2017, and a larger airborne test involving up to 20 commercial aircraft, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding. In light of the issues we recently experienced in connection with integrating the manufactured lasers into Infinitus, we are currently unable to predict when, or if, the two-plane test will occur.

The following table sets forth certain information about our cash flows during the six months ended February 28, 2019 and 2018:

	Six Months Ended
	February 28,
Cash Flow Data:	2019	2018	Changes

Cash Flows used in Operating Activities	$(984,227)	$(6,576,645)	$5,592,418
Cash Flows used in Investing Activities	-	(15,759)	15,759
Cash Flows provided by Financing Activities	840,000	6,579,873	(5,739,873)
Net Change in Cash	$(144,227)	$(12,531)	$(131,696)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended February 28, 2019, net cash flows used in operating activities were $984,227, consisting of a net loss of $14.4 million, offset by stock-based compensation of $6.9 million, amortization of debt discount of $815,506, net loss on change in fair value of derivative liabilities of $825,953, depreciation of $6,248, and was decreased from a net change in operation assets and liabilities of $4.8 million. Unless and until we generate revenue from Infinitus, we expect to continue to generate net losses.

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

Cash Flows from Investing Activities

For the six months ended February 28, 2019, we did not have investing activities.

For the six months ended February 28, 2018, we acquired $15,759 of office and computer equipment.

Cash Flows from Financing Activities

For the six months ended February 28, 2019, net cash flows provided by financing activities was $840,000, consisting of proceeds from Preferred Stock issued from the exercise of warrants of $890,000, and was offset by repayment of convertible notes of $50,000.

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

The material estimates for our Company are that of income tax valuation allowance recorded for deferred tax assets and stock-based compensation. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2019 and 2018 was estimated using our common stock for convertible notes and the average historical volatility of three public companies offering services similar to ours for warrants and stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on the grant date.

Basis of Accounting and Going Concern

Our unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $128 million through February 28, 2019 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $55,141 and $569,942 were incurred for the six months ended February 28, 2019 and 2018, respectively.

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

Stock-based compensation of $6,938,708 and $37,961,374 were incurred for the three months ended February 28, 2019 and 2018, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the previously reported material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2019.

Material Weaknesses in Internal Control Over Financial Reporting and Remediation Measures

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, management identified the following material weaknesses in our internal control over financial reporting:

(1)	Management override of controls;

(2)	absent or inadequate segregation of duties within a significant account or process;

(3)	inadequate design of monitoring controls used to assess the design and operating effectiveness of the entity’s internal control over time.

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

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and remedial measures described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, Management believes that the ultimate outcomes of the pending significant legal proceedings to which the Company is a party may have a material effect on our business, financial condition or results of operations.

On January 2, 2018, the Company, J. Edward Daniels, the Company’s transfer agent and certain other individuals were named as defendants in a lawsuit filed in the United States District Court - Central District of California captioned The Alliance for Education, Inc. v. Airborne Wireless Network, Inc. et al., Case No. 2:18-cv-20. The second amended complaint makes conversion claims against the Company and Mr. Daniels, and a breach of fiduciary duty claim against Mr. Daniels, alleging that the defendants wrongfully deprived the plaintiff of certain stock certificates representing shares of the Company’s common stock, and seeks monetary and punitive damages, a judicial declaration regarding the ownership of the share certificates at issue, an injunction that the certificates at issue be returned or reissued to the plaintiff and costs and attorneys’ fees. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit.

On October 17, 2018, GT Legal Corp., as assignee of Troy Gould PC, the Company’s corporate counsel prior to August 2017, filed a complaint against the Company in the Superior Court of California County of Los Angeles, Case No.: 18STCV01578, for breach of contract for unpaid legal fees. Troy Gould PC is seeking $71,960.50 in unpaid legal fees plus daily interest of $19.72 per day. On February 13, 2019, the Company and GT Legal Corp. entered into a Confidential Settlement Agreement and Release. The Company believes that the claims asserted were without merit.

On November 15, 2018, the Company was named as a defendant in Neutron Media, Inc. v. Airborne Wireless Network, in a complaint filed in the Superior Court of Ventura County, California, Case No.: 56-2018-00520023-CU-CL-VTA. Neutron Media, Inc., the plaintiff, seeks money damages in connection with the alleged breach by the Company of an advertising package contract. The contract at issue provides that in exchange for payment, the plaintiff would provide the Company a 30-second spot looping a minimum of three times per hour, for a total of 90 seconds per hour, airing 20 hours per day, from 6:00 am to 2:00 am, over an 89-day period, on The 1500 Broadway Spectacular, a 56 foot-by-29 foot viewing space. Neutron Media, Inc. alleges that it performed all conditions of the contract, but that the Company had breached the agreement by failing to provide payment. On March 8, 2019, a Request for Dismissal was filed by the plaintiff with the Ventura Superior Court and the complaint was dismissed without prejudice. The Company believes that the claims asserted were without merit.

On February 6, 2019, the Company was named as a defendant in YA II PN, LTD. v. Airborne Wireless Network, in a complaint filed in the Superior Court of New Jersey, Hudson County, Docket No.: HUD-L-00-557-19. YA II PN, LTD., the plaintiff, seeks monetary damages for the alleged breach of a debenture issued by the Company to YA II PN, LTD. in the amount of $1,264,964 plus interest, fees and costs including attorney’s fees. The debenture was issued by the Plaintiff in the amount of $1,250,000 on or about April 9, 2018. On March 21, 2019, the Plaintiff filed a request for Entry of Default Judgment in the amount of $1,284,542. On March 26, 2019, YA II PN obtained a Final Judgement against the Company in the amount of $1,284,542.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2019 the Company did not have unregistered sales of common equity.

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

AIRBORNE WIRELESS NETWORK

Dated: April 9, 2019	By:	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer
(Principal Executive Officer)

Dated: April 9, 2019	By:	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

