Form 10-Q
period 2019-05-31
AIRBORNE WIRELESS NETWORK
filed 2019-07-10
CIK 1537258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number _____________

AIRBORNE WIRELESS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	27-4453740
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4115 Guardian Street, Suite C, Simi Valley, California	93063
(Address of principal executive offices)	(Zip Code)

(805) 583-4302

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares outstanding of the issuer’s common stock, as of July 3, 2019 was 4,862,692,652.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBORNE WIRELESS NETWORK

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$11,514	$155,988
Prepaid expenses	54,740	1,019,650
Total Current Assets	66,254	1,175,638

Property and equipment, net	25,238	34,610

Total Assets	$91,492	$1,210,248

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$8,840,644	$4,909,419
Accrued interest	204,352	67,157
Convertible notes payable, net of unamortized debt discount of $0 and $863,852, respectively	1,756,006	976,229
Derivative liabilities	4,037,732	4,494,698
Total Current Liabilities	14,838,734	10,447,503

Total Liabilities	14,838,734	10,447,503

Commitments and Contingencies (note 9)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A Convertible Preferred Stock, $0.001 par value, $1,150 stated value, 1,000,000 shares authorized; 1,097 and 1,048 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	1	1
Common stock, $0.001 par value, 5,000,000,000,000 shares authorized; 4,527,275,986 and 684,342 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	4,527,275	684
Additional paid-in capital	111,033,389	104,574,113
Accumulated deficit	(130,307,907)	(113,812,053)
Total Stockholders’ Deficit	(14,747,242)	(9,237,255)

Total Liabilities and Stockholders’ Deficit	$91,492	$1,210,248

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expense
Marketing and branding	-	1,255,280	3,235,882	4,227,012
Depreciation	3,124	2,793	9,372	7,345
General and administrative expenses	207,426	466,803	451,946	786,835
Management fees	-	60,000	-	102,000
Professional fees	107,038	2,048,596	2,003,068	4,049,113
Research and development	-	18,100	55,141	588,042
Salaries and wages	4,036	307,231	301,347	786,510
Stock based compensation	1,624,387	6,317,452	8,563,096	44,278,826
Total operating expense	1,946,011	10,476,255	14,619,852	54,825,683

Operating Loss	(1,946,011)	(10,476,255)	(14,619,852)	(54,825,683)

Other income (expense)
Interest expense	(108,754)	(3,193,927)	(1,021,778)	(4,755,835)
Net change in fair value of derivative liabilities including day one losses	(28,271)	7,576,117	(854,224)	5,034,161
Total other income (expense)	(137,025)	4,382,190	(1,876,002)	278,326

Net Loss	$(2,083,036)	$(6,094,065)	$(16,495,854)	$(54,547,357)

Net loss per common share – basic and diluted	$(0.00)	$(1,833)	$(0.01)	$(17,145)

Weighted average number of common shares outstanding – basic and diluted	4,372,196,477	3,325	2,823,225,632	3,182

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of August 31, 2018	1,048	$1	684,342	$684	$104,574,113	$(113,812,053)	$(9,237,255)

Common stock converted from preferred stock	(749)	(1)	2,632,629,380	2,632,629	(2,632,628)	-	-
Preferred stock units issued from the exercise of warrants	800	1	-	-	799,999	-	800,000
Common stock issued for services	-	-	46,242,792	46,243	(28,093)	-	18,150
Common stock issued for conversion of convertible notes – and accrued interest	-	-	257,544,764	257,545	(210,358)	-	47,187
Vesting of stock options issued to employees and consultants	-	-	-	-	4,292,178	-	4,292,178
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	122,122	-	122,122
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	1,032,555	-	1,032,555
Net loss for the three months ended November 30, 2018	-	-	-	-	-	(9,810,949)	(9,810,949)
Balance as of November 30, 2018	1,099	$1	2,937,101,278	$2,937,101	$107,949,888	$(123,623,002)	$(12,736,012)

Common stock converted from preferred stock	(54)	-	752,727,276	752,727	(752,727)	-	-
Preferred stock units issued from the exercise of warrants	90	-	-	-	90,000	-	90,000
Common stock issued for services	-	-	12,043,639	12,044	(10,839)	-	1,205
Vesting of stock options issued to employees and consultants	-	-	-	-	2,627,176	-	2,627,176
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	75,272	-	75,272
Net loss for the three months ended February 28, 2019	-	-	-	-	-	(4,601,869)	(4,601,869)
Balance as of February 28, 2019	1,135	$1	3,701,872,193	$3,701,872	$109,978,770	$(128,224,871)	$(14,544,228)

Common stock converted from preferred stock	(58)	-	812,405,305	812,405	(812,405)	-	-
Preferred stock units issued from the exercise of warrants	20	-	-	-	20,000	-	20,000
Common stock issued for services	-	-	12,998,488	12,998	(11,698)	-	1,300
Vesting of stock options issued to employees and consultants	-	-	-	-	1,623,087	-	1,623,087
Debt forgiveness - related party	-	-	-	-	154,395	-	154,395
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	81,240	-	81,240
Net loss for the three months ended May 31, 2019	-	-	-	-	-	(2,083,036)	(2,083,036)
Balance as of May 31, 2019	1,097	$1	4,527,275,986	$4,527,275	$111,033,389	$(130,307,907)	$(14,747,242)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of August 31, 2017	-	$-	3,022	$3	$37,235,403	$(37,128,829)	$106,577

Common stock issued for exercise of warrants	-	-	15	-	484,000	-	484,000
Common stock issued for services	-	-	6	-	230,357	-	230,357
Common stock issued in conjunction with convertible notes	-	-	22	-	780,742	-	780,742
Vesting of stock options issued to employees and consultants	-	-	-	-	5,545,200	-	5,545,200
Stock warrants issued for services	-	-	-	-	36,772	-	36,772
Reclassification of derivative liability from additional paid in capital due to warrants	-	-	-	-	(2,078,065)	-	(2,078,065)
Net loss for the three months ended November 30, 2017	-	-	-	-	-	(10,056,696)	(10,056,696)
Balance as of November 30, 2017	-	$-	3,065	$3	$42,234,409	$(47,185,525)	$(4,951,113)

Common stock units for cash	-	-	44	-	1,079,999	-	1,079,999
Common stock issued for exercise of warrants	-	-	63	-	1,108,124		1,108,124
Common stock issued for services	-	-	22	-	1,244,341	-	1,244,341
Common stock issued in conjunction with convertible notes	-	-	25	-	1,612,676	-	1,612,676
Vesting of stock options issued to employees and consultants	-	-	-	-	25,385,738	-	25,385,738
Reclassification to additional paid in capital from derivative liability upon exercise of warrants	-	-	-	-	2,905,132	-	2,905,132
Net loss for the three months ended February 28, 2018	-	-	-	-	-	(38,396,596)	(38,396,596)
Balance as of February 28, 2018	-	$-	3,219	$3	$75,570,419	$(85,582,121)	$(10,011,699)

Preferred stock units issued for cash	8,000	8	-	-	6,714,479	-	6,714,487
Preferred stock converted to common stock	(942)	(1)	143	-	1	-	-
Common stock units for cash	-	-	1	-	65,001	-	65,001
Common stock issued for exercise of warrants	-	-	5	-	65,001	-	65,001
Common stock issued for services	-	-	69	-	1,352,261	-	1,352,261
Common stock issued in conjunction with convertible notes	-	-	7	-	(589,449)	-	(589,449)
Common stock issued for conversion of convertible notes	-	-	280	1	3,155,275	-	3,155,276
Vesting of stock options issued to employees and consultants	-	-	-	-	(8,883,563)	-	(8,883,563)
Net reduction of derivative liability from exercise of warrants	-	-	-	-	223,487	-	223,487
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	-	-	-	-	3,626,032	-	3,626,032
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	-	-	-	-	1,013,661	-	1,013,661
Net loss for the three months ended May 31, 2018	-	-	-	-	-	(6,094,065)	(6,094,065)
Balance as of May 31, 2018	7,058	$7	3,724	$4	$82,312,605	$(91,676,186)	$(9,363,570)

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,495,854)	$(54,547,357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,372	7,345
Stock-based compensation	8,563,096	44,278,826
Amortization of debt discount included in interest expense	863,852	4,573,723
Change in fair value of derivative liabilities	854,224	(5,034,161)
Changes in operating assets and liabilities:
Prepaid expenses	964,910	(1,242,149)
Accounts payable and accrued liabilities	3,931,224	523,504
Accrued interest	150,307	182,093
Net Cash Used in Operating Activities	(1,158,869)	(11,258,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(19,731)
Net Cash Used in Investing Activities	-	(19,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	154,395	-
Proceeds from issuance of convertible notes, net	-	5,662,750
Repayment of convertible notes	(50,000)	-
Proceeds from issuance of common stock units	-	1,144,999
Proceeds from exercise of warrants	-	1,657,125
Proceeds from the exercise of warrants	910,000	-
Proceeds from issuance of preferred stock units	-	6,714,487
Net Cash Provided by Financing Activities	1,014,395	15,179,361

Net change in cash and cash equivalents	(144,474)	3,901,454
Cash and cash equivalents, beginning of period	155,988	217,694
Cash and cash equivalents, end of period	$11,514	$4,119,148

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Derivative liabilities recognized as debt discount	$-	$4,167,934
Common shares issued in conjunction with convertible notes recognized as debt discount	$-	$1,840,742
Common stock issued for conversion of debt and accrued interest	$47,187	$-
Common stock issued for conversion of preferred stock	$4,197,761	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible notes	$122,122	$-
Reclassification to additional paid in capital from derivative liability upon conversion of convertible preferred stock	$1,189,067	$-
Reclassification to derivative liability from additional paid in capital due to warrants	$-	$2,078,065
Common stock issued for conversion of debt	$-	$3,155,275
Reduction of derivative liabilities from exercise of warrants, convertible notes and convertible preferred stock	$-	$7,731,540
Debt forgiveness - related party	$154,395	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

AIRBORNE WIRELESS NETWORK

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

MAY 31, 2019

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

Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $16,495,854 during the nine months ended May 31, 2019 and has an accumulated deficit of $130,307,907 as of May 31, 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 14, 2018.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expense, accounts payable and accrued liabilities, and convertible notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2019, and August 31, 2018, measured at fair value on a recurring basis:

May 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$4,037,732	$4,037,732

August 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$4,494,698	$4,494,698

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $55,141 and $588,042 were incurred for the nine months ended May 31, 2019 and 2018, respectively.

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

Stock-based compensation incurred for the nine months ended May 31, 2019 and 2018, respectively, are summarized as follows:

	Nine Months Ended
	May 31,
	2019	2018

Stock options issued to employees, strategic service provider and consultants	$8,542,442	$22,047,376
Stock warrants issued to investors and consultants	-	19,404,490
Common stock issued to strategic service providers and consultants	20,654	2,826,960
Total	$8,563,096	$44,278,826

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. The Company will adopt this ASU beginning on September 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

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

Prepaid expenses consisted of the following at May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
Legal and regulatory fees	$54,740	$255,500
Marketing and branding	-	712,900
Rent expense	-	22,550
Professional fees	-	28,700
	$54,740	$1,019,650

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
Trade Payables	$8,528,896	$4,796,784
Credit Card Payable	241,788	37,675
Other Payable	69,960	74,960
Total	$8,840,644	$4,909,419

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

•	The Series A Convertible Preferred Stock ranks senior to our common stock and other classes of capital stock with respect to dividend and redemption.

•	Holders of the Series A Convertible Preferred Stock will only be entitled to receive any dividends on the Series A Preferred Stock when, as, and if the board of directors declares such dividends.

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

During the nine months ended May 31, 2019, 861 shares of Series A Convertible Preferred Stock were converted into 4,197,761,961 shares of common stock. The corresponding derivative liability at the dates of conversion of $1,189,067 was credited to additional paid in capital.

As of May 31, 2019 and August 31, 2018, 1,097 and 1,048 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Warrants Exercisable into Preferred A Stock

Each warrant is immediately exercisable into one share of Series A Convertible Preferred Stock at a price of $1,000 per share. On May 29, 2019, the Series 1, 2 and 3 warrant expired.

The below table summarizes warrant activity during the nine months ended May 31, 2019:

	Number of warrants			Weighted- Average Exercise Price
	Series 1	Series 2	Series 3	Series 1	Series 2	Series 3
Balances as of August 31, 2018	7,500	7,900	8,000	$1,000	$1,000	$1,000
Granted	-	-	-	-	-	-
Exercised	-	(200)	(710)	1,000	1,000	1,000
Expired	(7,500)	(7,700)	(7,290)	(1,000)	(1,000)	(1,000)
Balances as of May 31, 2019	-	-	-	$-	$-	$-

During the nine months ended May 31, 2019, 200 Series 2 warrants were exercised into 200 shares of Series A Convertible Preferred Stock and 710 Series 3 warrants were exercised into 710 shares of Series A Convertible Preferred Stock for an aggregate net proceeds of $910,000.

Common stock

Issuances

During the nine months ended May 31, 2019, the Company issued 4,526,591,644 shares of common stock, as follows:

•	71,284,919 shares of common stock to strategic service providers, for services valued at $20,655.

•	4,197,761,961 shares of common stock issued for the conversion of 861 shares of Series A Convertible Preferred Stock.

•	257,544,764 shares of common stock issued upon the conversion of convertible notes in aggregate principal amount of $34,075 and accrued interest of $13,112.

As at May 31, 2019 and August 31, 2018, the Company had 4,527,275,986 and 684,342 shares of common stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the nine months ended May 31, 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of August 31, 2017	119	$48,900
Granted	3,513	4,505
Exercised	(92)	40,823
Forfeited	(231)	46,862
Balances as of August 31, 2018	3,309	$1,196
Granted	9	57,000
Exercised	-	-
Forfeited	-	-
Balances as of May 31, 2019	3,318	$2,295

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended August 31, 2018:

Year Ended
August 31,
2018
Exercise price	$10.2 - $97,500
Remaining contractual term	1.49 - 5 years
Expected average volatility	124%-354%
Expected dividend yield	-
Risk-free interest rate	0.98% - 2.83%

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,318	2.14	$2,295	3,318	$2,295

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at May 31, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of May 31, 2019, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on May 31, 2019.

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

Equity Compensation Not Approved by Security Holders

During the nine months ended May 31, 2019 and the year ended August 31, 2018, options to purchase 0 and 339 shares of our common stock, respectively, had been granted to our employees, officers and directors under equity compensation not approved by security holders.

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

As of May 31, 2019, there were 320 shares available for future grant under the 2017 Plan.

Stock Options

During the nine months ended May 31, 2019, the Company did not grant options and during the year ended August 31, 2018, the Company granted options with an aggregate fair value of $19,412,264, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of stock option activity during the nine months ended May 31, 2019 and the year ended August 31, 2018:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of August 31, 2017	946	$98,700	$35,864,990	-
Granted	339	66,000	19,412,264	-
Exercised	-	-	-	-
Forfeited	(2)	37,200	(67,894)	-
Balances as of August 31, 2018	1,283	$58,500	$55,209,360	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances as of May 31, 2019	1,283	$58,504	$55,209,360	$-

The following table summarizes information relating to exercisable stock options as of May 31, 2019:

Options Exercisable
Number of Options	Weighted Average Exercise Price
968	$53,222

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options exercisable at May 31, 2019. As of May 31, 2019, the aggregate intrinsic value of stock options outstanding was $0 based on the closing market price of $0.0001 on May 31, 2019.

Weighted-average grant-date fair value for non-vested stock options as of May 31, 2019 and August 31, 2018 were listed as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested, August 31, 2017	809	$38,100
Granted	339	57,300
Vested	(473)	43,800
Forfeited	-	-
Unvested, August 31, 2018	675	$43,800
Granted	-	-
Vested	(360)	64,021
Forfeited	-	-
Unvested, May 31, 2019	315	$74,738

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

The total fair values of stock options that vested during the period ended May 31, 2019 and year ended August 31, 2018 were $16,515,235 and $18,112,430, respectively.

As of May 31, 2019, there was $3,581,148 of total unrecognized compensation cost related to non-vested stock options granted. The Company expects to recognize that cost over a remaining weighted average vesting period of 0.50 years as of May 31, 2019.

NOTE 7 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as of May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
Convertible Notes - originated in October 2017	$162,700	$164,190
Convertible Notes - originated in December 2017	109,725	109,725
Convertible Notes - originated in January 2018	1,915	24,500
Convertible Notes - originated in March 2018	145,833	145,833
Convertible Notes - originated in April 2018	1,190,000	1,250,000
Convertible Notes - originated in May 2018	145,833	145,833
	1,756,006	1,840,081
Less debt discount and debt issuance cost	-	(863,852)
	1,756,006	976,229
Less current portion of convertible notes payable	(1,756,006)	976,229
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $863,852 and $4,573,723 for the nine months ended May 31, 2019 and 2018, respectively, which is included in interest expense in the statements of operations.

For the nine months ended May 31, 2019 and 2018, the interest expense on convertible notes was $150,307 and $182,093, respectively. As of May 31, 2019 and August 31, 2018, the accrued interest payable was $204,352 and $67,157, respectively.

During the nine months ended May 31, 2019, the Company repaid $50,000 on one of its April 2018 convertible notes.

Conversion

During the nine months ended May 31, 2019, holders of certain of the convertible notes converted these notes with principal amounts of $34,075 and accrued interest of $13,112 into 257,544,764 shares of common stock. The corresponding derivative liability at the date of conversion of $122,122 was credited to additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of May 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in May 31, 2019 and August 31, 2018:

	Nine Months Ended	Year Ended
	May 31, 2019	August 31,
	2019	2018
Expected term	0.08 - 0.35 years	0.10 - 5.00 years
Expected average volatility	0% - 582%	49% - 350%
Expected dividend yield	-	-
Risk-free interest rate	2.31%-2.52%	0.98% - 2.83%

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2018	$4,494,698
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	1,259,944
Derivative liabilities settled upon conversion of convertible notes	(122,122)
Derivative liabilities settled upon conversion of convertible preferred stock	(1,189,068)
Gain on change in fair value of the derivative liabilities	(405,720)
Balance - May 31, 2019	$4,037,732

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended May 31, 2019 and 2018, respectively.

	Nine months ended
	May 31, 2019
	2019	2018
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	$-	$3,225,787
Addition of new derivative liabilities recognized upon issuance of convertible preferred stock	1,259,944	7,806,061
Addition of new derivative liabilities recognized as day one loss on derivatives from warrants	-	859,488
Loss (Gain) on change in fair value of the derivative liabilities	(405,720)	(16,925,497)
	$854,224	$(5,034,161)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Anti-Dilution Agreements

Pursuant to our agreement with Jet Midwest Group, LLC entered into in October 2016, in consideration of the services to be provided by Jet Midwest Group, LLC, we issued to Jet Midwest Group, LLC 1,250,000 shares of common stock representing 1.6% of our common stock outstanding at that date. The agreement with Jet Midwest Group, LLC provides full ratchet anti-dilution protection to Jet Midwest Group, LLC. As a result, each time we issue additional shares of common stock or shares of another class or series of capital stock, we will issue to Jet Midwest Group, LLC without further consideration additional shares of our common stock or other class or series of capital stock so that Jet Midwest Group, LLC will continue to own 1.6% of the outstanding shares of common stock and each other class or series of capital stock. Through May 31, 2019, we had issued 49 shares of common stock to Jet Midwest Group, LLC and were obligated to issue an additional 71,295,802 shares of common stock. After entering into the agreement with us, Jet Midwest Group, LLC sought protection from creditors under the bankruptcy code, which proceedings were subsequently dismissed. One of Jet Midwest Group, LLC’s creditors has claimed that shares of our common stock to be issued under the anti-dilution right should be issued to it instead of Jet Midwest Group, LLC. In light of this dispute and ongoing litigation between Jet Midwest Group, LLC and its creditors, the Company is evaluating its obligation to continue issuing shares to Jet Midwest Group, LLC.

Consulting agreement

On July 31, 2017, the Company engaged Brighton Capital, Ltd. (“Brighton”) for a three (3) year term to render strategic advisory services. Pursuant to our agreement with Brighton, in consideration of the services to be provided by Brighton, we are to issue 14 shares of common stock and 34 warrants over a three-year term. We issued 2 shares of common stock and 4 warrants upon execution of this agreement, and are to issue 1 shares of common stock and 1 warrant per month for thirty-six (36) months, with the first issuance beginning August 1, 2017. Through May 31, 2019, we had issued 24 shares of common stock and 26 warrants to purchase common stock to Brighton. The warrants, as issued, shall immediately vest and have a term of five (5) years with an exercise price of $57,000 per share. The warrants have a cashless exercise feature that can be utilized if the shares underlying the warrants cannot be resold under an effective registration statement filed with the Securities and Exchange Commission by March 1, 2018.

Other

On August 3, 2016, we acquired from Apcentive, Inc. (“Apcentive”) all of Apcentive’s right, title and interest in and to U.S. Patent No. 6,285,878 B1 and all related supporting materials, continuations, amendments, updates and contemplated updates and amendments and the trademark “Infinitus Super HighwaySM.” In consideration for the patent and the trademark, we issued a number of shares of our common stock to Apcentive and agreed to pay Apcentive a future royalty equal to 1.5% of the net cash we receive from the promotion, marketing, sale, licensing, distribution and other exploitation of the patent. We are further required to issue an additional 667 shares of common stock to Apcentive if we do not spend, on matters relating to the patent and trademark, a cumulative total of $8 million on or before August 3, 2019. The purchase agreement requires that we spend at least $1 million on or before August 3, 2017 (which goal has been met), a total of at least $2 million on or before August 3, 2018 (which goal has been met) and a total of at least $5 million on or before August 3, 2019. As of May 31, 2019, the Company has not made a contingency for these events, but has expensed these costs, as incurred, which have exceeded the commitment.

On February 6, 2019, the Company was named as a defendant in YA II PN, LTD. v. Airborne Wireless Network, in a complaint filed in the Superior Court of New Jersey, Hudson County, Docket No.: HUD-L-00-557-19. On March 21, 2019, the Plaintiff filed a request for Entry of Default Judgment in the amount of $1,284,542. On March 26, 2019, YA II PN obtained a Final Judgment against the Company in the amount of $1,284,542, which is included in the outstanding principal balance of the convertible note of $1,190,000 and accrued note interest of $111,364 as of May 31, 2019. The Company is currently evaluating its options and alternative ways to satisfy it.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management believes that the ultimate outcomes of the pending significant legal proceedings to which the Company is a party may have a material adverse effect on the Company’s financial position.

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

On February 1, 2018, the Company signed an operating lease for a residence to be used by our Chief Executive Officer, located in Moorpark, California. The lease term commenced on February 1, 2018 and expired on January 31, 2019. Our monthly rent is $4,510, payable in equal monthly installments. On February 1, 2018, the Company prepaid the $54,120, for the full term of the lease. As at May 31, 2019, we have fully expensed this amount.

Total net rent expense related to our operating leases for the nine months ended May 31, 2019 and 2018, was $14,926 and $25,010, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of August 31, 2018 are as follows:

Year ending August 31,
2019	$5,571
Thereafter	-
Total	$5,571

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2019, the Company borrowed $154,395 from a shareholder for payments of operating expenses. The loan from shareholder of $154,395 was forgiven and the Company recorded it as additional paid in capital.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to May 31, 2019 and through the date that these financials were issued, the Company had the following subsequent events:

The Company issued 143,750,000 shares of common stock for the conversion of 10 shares of preferred stock.

Convertible note principal amount of $11,500 was converted into 191,666,666 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms the “Company,” “we,” “us” and “our” refer to Airborne Wireless Network, a Nevada corporation.

The Company

Airborne Wireless Network was formed as a Nevada corporation on January 5, 2011 under the name “Ample-Tee” to engage in the business of promoting, marketing, selling and distributing hard-to-find ergonomic products for the physically disabled.

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

Subject to our ability to obtain capital, we will continue to develop Infinitus. We have not licensed Infinitus to anyone or generated any revenue from external customers during the last three fiscal years.

Our principal executive office is located at 4115 Guardian Street, Suite C, in Simi Valley, California 93063 and our telephone number is (805) 583-4302. Our corporate website is www.airbornewirelessnetwork.com. Our fiscal year end is August 31.

Recent Developments

The Company filed a claim with one of its insurance carriers for damages in shipment, which has been denied. The Company has requested reconsideration of the denial of the claim by the insurance carrier.

Infinitus was originally based principally on a United States patent that we acquired in August 2016. The patent, which expired on September 20, 2018, gave the holder the right to exclude others in the United States, commensurate with the scope of the patent, from creating a fully meshed, high-speed broadband wireless network by linking commercial aircraft in flight. We also filed a patent application in the United States on July 25, 2017 seeking rights to exclude others from using our method of synchronizing free space optic links between aircraft in flight, which technology we believe will be instrumental in making Infinitus operate successfully. The patent application was recently rejected by the U.S. Patent and Trademark Office.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this quarterly report.

To date, we have not earned any revenues from operations.

Nine Months Ended May 31, 2019 and 2018

Our operating results for the nine months ended May 31, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	May 31,
Statement of Operations Data:	2019	2018	Changes

Revenue	$-	$-	$-
Total operating expense	14,619,852	54,825,683	(40,205,831)
Other expense (income)	1,876,002	(278,326)	2,154,328
Net loss	$16,495,854	$54,547,357	$(38,051,503)

We incurred a net loss of $16.5 million for the nine months ended May 31, 2019 as compared to a net loss of $54.5 million for the same period in 2018. The decrease in net loss was due to decrease in operating expense and other expense. The decrease in operating expense was mainly due to the decrease in stock-based compensation expense, research and development, management fees, salaries and wages, travel expense and professional fees. The increase in other expense relates primarily from an increase in loss on change in fair value on derivative liabilities.

We currently have very limited capital resources and cash flows to support our operations. Until we obtain additional debt or equity financing, we will incur costs at a reduced level compared to prior-year periods, and our development of Infinitus and the Company’s business may be materially delayed or terminated.

Our operating expense for the nine months ended May 31, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	May 31,
Operating Expense:	2019	2018	Changes

Marketing and branding	$3,235,882	$4,227,012	$(991,130)
Depreciation	9,372	7,345	2,027
General and administrative expenses	451,946	786,835	(334,889)
Management fees	-	102,000	(102,000)
Professional fees	2,003,068	4,049,113	(2,046,045)
Research and development	55,141	588,042	(532,901)
Salaries and wages	301,347	786,510	(485,163)
Stock based compensation	8,563,096	44,278,826	(35,715,730)
Total operating expense	$14,619,852	$54,825,683	$(40,205,831)

The largest component of the operating expense was $8.6 million of stock-based compensation expenses incurred during nine months ended May 31, 2019 compared to $44.3 million of stock-based compensation expenses incurred for the same period in 2018. In the nine months ended May 31, 2019, stock compensation expense included: (i) $20,654 in connection with the issuance of 71,284,910 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; and (ii) $8.5 million with respect to employee stock options. In the nine months ended May 31, 2018, stock compensation expense included: (i) $2.0 million in connection with the issuance of 70 shares of common stock and $13.6 million in connection with the issuance of 191 warrants to purchase shares to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $316,252 in connection with the issuance of 12 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $128,800 in connection with the issuance of 3 shares of common stock and $314,923 in connection with the issuance of 8 warrants to purchase shares to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $22 million with respect to employee stock options; (v) $5.5 million in connection with the issuance of 118 warrants to purchase shares to shareholders; (vi) $408,164 in connection with the issuance of 12 shares of common stock for services.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which can potentially assist us in developing and commercializing Infinitus. For the nine months ended May 31, 2019, we recorded $3.2 million in marketing and branding expenses. The majority of these expenses reflect the accrual of the maximum amount we may owe under a contract with a vendor to purchase media time for our marketing and branding messages, although the amount we may ultimately pay to this vendor is uncertain and in dispute. Other than this and other accruals, none of which were material, we did not otherwise incur any new marketing and branding expenses, whereas, $4.2 million was incurred by our Company during the nine months ended May 31, 2018. We expect to incur expenditures on marketing and branding in future fiscal periods if and when cash flow is available, as we plan to continue to develop Infinitus, however, until we obtain additional or equity financing, we will be unable to continue spending on marketing and branding efforts.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the nine months ended May 31, 2019, professional fees were $2.0 million compared to $4.0 million for the comparative period in 2018. The decrease in professional fees were mainly due to a decrease in consulting fees. We expect to continue to incur professional fees at this current level for the foreseeable future in connection with capital-raising transactions, regulatory compliance and responses and other related matters.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the nine months ended May 31, 2019, research and development expense was $55,141, as compared to $588,042 during the same period in 2018. The decrease in our research and development spending during the nine months ended May 31, 2019 was due to our lack of adequate capital resources to support our operations. Had the Company had access to greater capital resources, including cash on hand, during this period, the Company would have spent a greater amount on research and development. Until we obtain additional debt or equity financing, we will be unable to increase spending on research and development, and unable to prepare for our planned two-plane test and the eventual 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the nine months ended May 31, 2019, general and administrative expenses decreased primarily from travel costs decreasing by $274,000 as compared to the same period in 2018.

Our other (income) expense for the nine months ended May 31, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	May 31,
Other (Income) Expenses	2019	2018	Changes

Interest expense	$1,021,778	$4,755,835	$(3,734,057)
Change in fair value of derivative liabilities	854,224	(5,034,161)	5,888,385
Total other (income) expense	$1,876,002	$(278,326)	$2,154,328

During the nine months ended May 31, 2019, our Company incurred $1.9 million in other expense which included a loss on change in fair value of derivative liabilities of $854,000 and interest expense of $1.0 million. The loss on change in fair value of derivative liabilities related to $1.3 million as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a gain of $406,000 in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the nine months ended May 31, 2019.

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

Three Months Ended May 31, 2019 and 2018

Our operating results for the three months ended May 31, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Statement of Operations Data:	2019	2018	Changes

Revenue	$-	$-	$-
Total operating expense	1,946,011	10,476,255	(8,530,244)
Other expense (income)	137,025	(4,382,190)	4,519,215)
Net loss	$2,083,036	$6,094,065	$(4,011,029))

We incurred a net loss of $2.1 million for the three months ended May 31, 2019 as compared to a net loss of $6.1 million for the same period in 2018. The decrease in net loss was due to decrease in operating expense and other income. The decrease in operating expense was mainly due to the decrease in stock-based compensation expense, marketing and branding, professional fees, research and development, management fees and salaries and wages. The decrease in other income relates primarily from a decrease in gain on change in fair value on derivative liabilities for the three months ended May 31, 2019.

Our operating expenses for the three months ended May 31, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Operating Expense:	2019	2018	Changes

Marketing and branding	$-	$1,255,280	$(1,255,280)
Depreciation and amortization	3,124	2,793	331
General and administrative expenses	207,426	466,803	(259,378)
Management fees	-	60,000	(60,000)
Professional fees	107,038	2,048,596	(1,941,558)
Research and development	-	18,100	(18,100)
Salaries and wages	4,036	307,231	(303,195)
Stock based compensation	1,624,387	6,317,452	(4,693,064)
Total operating expense	$1,946,011	$10,476,255	$(8,530,244)

The largest component of the operating expense was $1.6 million of stock-based compensation expenses incurred during three months ended May 31, 2019 compared to $6.3 million of stock-based compensation expenses incurred for the same period in 2018. In the three months ended May 31, 2019, stock compensation expense included: (i) $1,300 in connection with the issuance of 12,998,485 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; and (ii) $1.6 million with respect to employee stock options. In the three months ended May 31, 2018, stock compensation expense included: (i) $960,225 in connection with the issuance of 52 shares of common stock and $13.6 million in connection with the issuance of 191 warrants to purchase shares to Air Lease Corporation pursuant to our marketing agreement with that company; (ii) $153,636 in connection with the issuance of 244,983 shares of common stock to Jet Midwest Group pursuant to our service agreement with that company; (iii) $38,400 in connection with the issuance of 1 shares of common stock and $100,904 in connection with the issuance of 3 warrants to purchase shares to Brighton Capital Ltd. pursuant to our consulting agreement with that company; (iv) $4.7 million with respect to employee stock options; (v) $163,279 in connection with the issuance of 6 warrants to purchase shares to shareholders; (vi) $200,000 in connection with the issuance of 10 shares of common stock for services.

Marketing and branding expenses incurred relate to television and print advertising for branding purposes. We believe that building recognition for our brand enhances our reputation and ultimately our ability to attract technology, financial and other companies which can potentially assist us in developing and commercializing Infinitus. For the three months ended May 31, 2019, we did not spend marketing and branding, as compared to $1.3 million incurred by our Company during the three months ended May 31, 2018. We expect to incur expenditures on marketing and branding in future fiscal periods if and when cash flow is available, as we plan to continue to develop Infinitus, however, until we obtain additional or equity financing, we will be unable to continue spending on marketing and branding efforts.

Professional fees include fees to consultants, investor relations firms, and legal, accounting and compliance professionals for our audit, SEC filings, securities offerings and contracts. During the three months ended May 31, 2019, professional fees were $107,000 compared to $2.0 million for the comparative period in 2018. The decrease in professional fees were mainly due to a decrease in consulting fees and legal fees. We expect to continue to incur professional fees at this current level for the foreseeable future in connection with capital-raising transactions, regulatory compliance and responses and other related matters.

Research and development expenses incurred relate to the development of Infinitus starting in August 2016. During the three months ended May 31, 2019, we did not spend on research and development expense, as compared to $18,000 incurred during the same period in 2018. The decrease in our research and development spending during the three months ended May 31, 2019 was due to our lack of adequate capital resources to support our operations. Had the Company had access to greater capital resources, including cash on hand, during this period, the Company would have spent a greater amount on research and development. Until we obtain additional debt or equity financing, we will be unable to increase spending on research and development, and unable to prepare for our planned two-plane test and the eventual 20-plane test.

General and administrative expenses include office, shipping, entertainment, travel, insurance and other miscellaneous expenses. During the three months ended May 31, 2019, general and administrative expenses decreased primarily from travel costs decreasing by $189,000 as compared to the same period in 2018.

Our other (income) expense for the nine months ended May 31, 2019 and 2018, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,
Other (Income) Expense	2019	2018	Changes

Interest expense	$108,754	$3,193,927	$(3,085,173)
Change in fair value of derivative liabilities	28,271	(7,576,117)	7,604,388
Total other (income) expense	$137,025	$(4,382,190)	$4,519,215

During the three months ended May 31, 2019, our Company incurred $137,025 in other expense which included a loss on change in fair value of derivative liabilities of $28,271 and interest expense of $108,754. The loss on change in fair value of derivative liabilities related to $27,879 as a day one loss from the addition of new derivative liabilities recognized upon issuance of convertible preferred stock and a loss of $392 in the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the three months ended May 31, 2019.

During the three months ended May 31, 2018, our company recognized $4.4 million in other income which included a net gain on change in fair value of derivative liabilities of $7.6 million and interest expense of $3.2 million. The gain on change in fair value of derivative liabilities includes a day one loss in the fair value of warrants and convertible notes recorded as a derivative liability and a gain from the change in the fair value of derivative liabilities, as calculated using Black-Scholes option model. The interest expense includes amortization of debt discount and interest incurred on convertible notes during the three months ended May 31, 2018.

Liquidity and Capital Resources

The following table presents selected financial information as of and for the nine months ended May 31, 2019, and 2018:

	May 31,	August 31,
Balance Sheet Data:	2019	2018	Changes

Cash	$11,514	$155,988	$(144,474)
Working capital (deficiency)	$(14,772,480)	$(9,271,865)	$(5,500,615)
Total assets	$91,492	$1,210,248	$(1,118,756)
Total liabilities	$14,838,734	$10,447,503	$4,391,231
Total stockholders’ equity (deficit)	$(14,747,242)	$(9,237,255)	$(5,509,987)

Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations. As previously disclosed, on May 29, 2018, we completed a public offering of 8,000 units consisting of 8,000 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”) and 24,000 warrants to purchase additional shares of Preferred Stock from which we generated $6.7 million, after deducting underwriting discounts and other expenses of the offering. Maxim Group LLC was the underwriter and four funds were the initial purchasers of the Preferred Stock and Warrants. If all of the warrants included in the offering were exercised, then the Company could have received additional gross proceeds of up to $24 million.

A total of 1,510 warrants were exercised, and the Company received additional gross proceeds of $1,510,000. The balance of the warrants expired on May 29, 2019 and the Company does not envision any further warrants being exercised. The Company received a total of $8.2 million (instead of the contemplated $30.7 million) from the 8,000 shares of the Preferred Stock and 1,510 warrants exercised. The four funds have converted approximately 7,202 shares of Preferred Stock and 1,211 shares of Preferred Stock converted from warrants into approximately 4.2 billion shares of common stock and still have 1,097 shares of Preferred Stock convertible into common shares of the Company as of May 31, 2019. (Based upon the current conversion price at May 31, 2019, the balance of the Preferred Shares could be converted into an additional 15.3 billion shares of common stock. In essence, the $8.2 million the Company received from the Preferred Stock and exercised Warrants underwritten by Maxim Group LLC could require the Company to issue 19.5 billion shares of common stock or an average price of $0.0004 per share of common stock. On the date of the closing of the Preferred Stock and Warrants underwritten by Maxim Group LLC, the common stock of the Company closed at $7,000.00 and the Company had 3,498 common shares outstanding.) During the nine months ended May 31, 2019, we generated proceeds from Preferred Stock issued from the exercise of warrants of $910,000.

Because we currently do not generate revenue, we must obtain additional financing to continue operations at our current level. We currently do not have enough cash on hand to fund our contemplated two-plane test and our current operations. We are unsure that we will be able to secure additional private and public financing in the future. We can give no assurance that we can obtain any additional financing, or if such financing is available, that it would be available on terms generally as favorable as terms of recent financings. We believe our ability to secure such additional funding has been made more difficult by declines in the trading price of our common stock and the drastic increase in the number of shares outstanding resulting from conversions of the Preferred Stock by the holders thereof at conversion prices unfavorable to us due to the market-price-based nature of the conversion formula.

Unless we are able to raise additional capital or begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. In addition to our burn rate and ongoing research and development expenses, we anticipate expending significant funds in connection with a contemplated two-plane test utilizing two Cessnas (or equivalent planes) installed with Infinitus technology incorporating the free space optic links (lasers) underlying the Company’s patent application filed on July 25, 2017 (which was denied), and a larger airborne test involving up to 20 commercial aircraft, assuming that sufficient progress has been made in the relevant software and hardware development and that we are able to obtain additional funding. In light of the issues we recently experienced in connection with integrating the manufactured lasers into Infinitus, as well not having enough cash on hand to fund our current operations, we are currently unable to predict when, or if, the two-plane test will occur.

The following table sets forth certain information about our cash flows during the nine months ended May 31, 2019 and 2018:

	Nine Months Ended
	May 31,
Cash Flow Data:	2019	2018	Changes

Cash Flows used in Operating Activities	$(1,158,869)	$(11,258,176)	$10,099,307
Cash Flows used in Investing Activities	-	(19,731)	19,731
Cash Flows provided by Financing Activities	1,014,395	15,179,361	(14,164,966))
Net Change in Cash	$(144,474)	$3,901,454	$(4,045,928)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2019, net cash flows used in operating activities were $1,158,869, consisting of a net loss of $16.5 million, offset by stock-based compensation of $8.6 million, amortization of debt discount of $863,852, net loss on change in fair value of derivative liabilities of $854,224, depreciation of $9,372, and was decreased from a net change in operation assets and liabilities of $5.0 million. Unless and until we generate revenue from Infinitus, we expect to continue to generate net losses.

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

Cash Flows from Investing Activities

For the nine months ended May 31, 2019, we did not have investing activities.

For the nine months ended May 31, 2018, we acquired $19,731 of office and computer equipment.

Cash Flows from Financing Activities

For the nine months ended March 31, 2019, net cash flows provided by financing activities was $1,014,395, consisting of proceed from related party advances of $154,395 and Preferred Stock issued from the exercise of warrants of $910,000, and was offset by repayment of convertible notes of $50,000.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Off-Balance Sheet Arrangements

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

Basis of Accounting and Going Concern

Our unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $130 million through May 31, 2019 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Research and Development Expenses

We follow ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $55,141 and $588,042 were incurred for the nine months ended May 31, 2019 and 2018, respectively.

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

Stock-based compensation of $8,563,096 and $44,278,826 were incurred for the nine months ended May 31, 2019 and 2018, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the previously reported material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2019.

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

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and remedial measures described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 2, 2018, the Company, J. Edward Daniels, the Company’s transfer agent and certain other individuals were named as defendants in a lawsuit filed in the United States District Court - Central District of California captioned The Alliance for Education, Inc. v. Airborne Wireless Network, Inc. et al., Case No. 2:18-cv-20. The second amended complaint makes conversion claims against the Company and Mr. Daniels, and a breach of fiduciary duty claim against Mr. Daniels, alleging that the defendants wrongfully deprived the plaintiff of certain stock certificates representing shares of the Company’s common stock, and seeks monetary and punitive damages, a judicial declaration regarding the ownership of the share certificates at issue, an injunction that the certificates at issue be returned or reissued to the plaintiff and costs and attorneys’ fees. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit. On April 11, 2019, the parties entered into a Confidential Settlement Agreement and Release. On June 24, 2019, the Court dismissed the action.

On October 17, 2018, GT Legal Corp., as assignee of Troy Gould PC, the Company’s corporate counsel prior to August 2017, filed a complaint against the Company in the Superior Court of California County of Los Angeles, Case No.: 18STCV01578, for breach of contract for unpaid legal fees. Troy Gould PC is seeking $71,960.50 in unpaid legal fees plus daily interest of $19.72 per day. On February 13, 2019, the Company and GT Legal Corp. entered into a Confidential Settlement Agreement and Release. The Company believes that the claims asserted were without merit. On May 28, 2019, GT Legal Corp. filed a Request for Dismissal with Prejudice.

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

On February 6, 2019, the Company was named as a defendant in YA II PN, LTD. v. Airborne Wireless Network, in a complaint filed in the Superior Court of New Jersey, Hudson County, Docket No.: HUD-L-00-557-19. YA II PN, LTD., the plaintiff, seeks monetary damages for the alleged breach of a debenture issued by the Company to YA II PN, LTD. in the amount of $1,264,964 plus interest, fees and costs including attorney’s fees. The debenture was issued by the Plaintiff in the amount of $1,250,000 on or about April 9, 2018. On March 21, 2019, the Plaintiff filed a request for Entry of Default Judgment in the amount of $1,284,542. On March 26, 2019, YA II PN obtained a Final Judgement against the Company in the amount of $1,284,542, which is included in the outstanding principal balance of the convertible note of $1,190,000 and accrued note interest of $111,364 as of May 31, 2019. The Company is currently evaluating its options and alternative ways to satisfy it.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2019, the Company issued 4,526,591,644 shares of common stock, as follows:

•	71,284,919 shares of common stock to strategic service providers, for services valued at $20,655.

•	4,197,761,961 shares of common stock issued for the conversion of 861 shares of Series A Convertible Preferred Stock.

•	257,544,764 shares of common stock issued upon the conversion of convertible notes in aggregate principal amount of $34,075 and accrued interest of $13,112.

In addition, during the nine months ended May 31, 2019, 200 Series 2 warrants were exercised into 200 shares of Series A Convertible Preferred Stock and 710 Series 3 warrants were exercised into 710 shares of Series A Convertible Preferred Stock for an aggregate net proceeds of $910,000.

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

AIRBORNE WIRELESS NETWORK
(Registrant)

Dated: July 10, 2019	/s/ Michael J. Warren
Michael J. Warren
Chief Executive Officer
(Principal Executive Officer)

Dated: July 10, 2019	/s/ Kevin L. Spence
Kevin L. Spence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

